Form 10KSB
period 2007-12-31
COLUMBUS GEOGRAPHIC SYSTEMS LTD
filed 2008-04-16
CIK 1419931

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___________ to ___________.

Commission file number: 333-147629

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
(Name of small business issuer in its charter)

Nevada	87-0772357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

POB 47
Timorim 79860
Israel
353 91 754487
Phone number: 353 91 754487
(Address of Principal executive offices) (Zip Code)

Issuer’s telephone number: 353 91 754487
_______________

Securities registered under Section 12(b) of the “Exchange Act”
Common Share, Par Value, $.001
(Title of each Class)

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the Registrant is a shell company (as defined Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year (2007): $105,976.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOVLED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☒

(APPLICABLE ONLY TO CORPOATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. April 10, 2008 - 220,534,110

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part 1, 11, etc.) into which the document is incorporated: (1) any annual report to securities holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
and SUBSIDIARIES
ANNUAL REPORT ON FORM 10-KSB

For Fiscal Year Ended December 31, 2007

Columbus Geographic Systems (GIS) Ltd. and Subsidiaries

Part I

Item 1.  Description of Business

FORWARD-LOOKING STATEMENTS

Because we want to provide investors with more meaningful and useful information, this Annual Report on Form 10-KSB (“Form 10-KSB”) contains, and incorporates by reference, certain forward-looking statements that reflect our current expectations regarding its future results of operations, performance and achievements. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “designs,” “plans,” “intends,” “looks,” “may,” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth herein, which could cause our actual results, performance or achievements for 2006 and beyond to differ materially from those expressed in, or implied by, any of these statements. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Prospectus or to reflect the occurrence of unanticipated events.

OVERVIEW

OUR COMPANY
We were incorporated under the laws of the State of Nevada on February 2, 1998, under the name Valance 9 Development, Inc., on April 17, 1998, a Certificate of Correction was filed correcting the name to be Valence 9 Development, Inc., The name was amended to New Cinema Partners on August 27, 1999, and then to Witnet international, Inc. on September 19, 2002, and then to KSIGN International, Inc. on December 31, 2003, and finally to Columbus Geographic Systems (GIS) Ltd., on August 16, 2007.

On August 18, 2006, a complaint was filed in the Second Judicial District Court of the State of Nevada in and for the County of Washoe, Case No. CV06-01985, Dept. No. B6, seeking the appointment of a custodian for the Corporation under Nevada revised Statures 78.347(2). On October 12, 2007, Jeff Volpe was appointed as custodian of the Corporation.

On November 3, 2006, Jeff Volpe filed a Report of Custodian and Request for Discharge in the Second Judicial District Court of the State of Nevada in and for the County of Washoe. In his order he stated that he was appointed custodian for the Corporation under NRS 78.347(2), and had investigated the then current condition and status of the corporation, attempted to locate former officers and directors and undertook a search for the corporate and financial records of the Corporation. After determining that the former officers and Directors could not be located and had in effect abandoned their duties to the Corporation and the shareholders, Mr. Volpe appointed Mark Smith as the Sole Officer and Director of the corporation.

An order of the Second Judicial District Court of the State of Nevada in and for the County of Washoe, Case No. CV06-01985, Dept. No. B6, approving the Report and Discharge of Custodian was signed on the 8th day of November, 2006.

Thereafter, on February 11, 2007, control of the corporation as evidenced by the shares held by Milagrosa Vista Corp. and Hipoteca Sevilla, Inc. was sold to Itzhak Myzel (an unaffiliated third party investor) for $200,000.

Effective August 14, 2007, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the sole shareholder of Columbus Geographic Systems, Ltd. now our subsidiary (hereinafter “Columbus - Israel”), whereby Columbus Geographic Systems (GIS) Ltd. acquired all of the issued and outstanding capital stock of Columbus - Israel (1,000 shares) in exchange for 200,000,000 shares of common stock (post-reverse split) of the Company. The common stock of the Company has a par value of $.0001 per share. As a result of the Stock Purchase Agreement, the stockholder of Columbus - Israel controls the Company, and Columbus - Israel has been determined to have effected a reverse merger for financial reporting purposes as of the date of the Stock Purchase Agreement. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of the Company and Columbus - Israel brought forward at their historical bases. As a result of the Stock Purchase Agreement, no finders' fees were paid, and no compensation was accrued or paid, directly or indirectly. Itzhak Myzel received a note in the amount of $250,000 as part of the transaction. In addition, he retained the shares previously purchased.

Our principal offices are located at POB 47, Timorim 79860, Israel. All references to “we,” “us,” “our,” or similar terms used in this prospectus refer to Columbus Geographic Solutions (GIS), Ltd. Our fiscal year end is December 31.

Our Business
We originally began producing mapping and navigation solutions for military applications. Leveraging this expertise, we now develop leading-edge geographic information systems (GIS) and navigation applications for the civilian arena. GIS applications are the tools that allow geographic information to be accessed, transferred, transformed, overlaid, processed, and displayed quickly and efficiently.

We bring advanced GIS and navigation software capabilities to a wide range of users and devices, previously only accessible to trained professionals on dedicated devices.
Our comprehensive navigation solutions include three main categories:
•
Cutting-edge navigation software focusing on satellite Global Positioning System (GPS), off road location-based mapping, navigation and information solutions for the off-road environment. Our new and innovative solution, Ranger, meets the needs of the active off-road enthusiast - whether 4x4 driver, skier, hiker, motocrosser, or mountain biker. The ideal navigation solution for any user, Ranger works on a range of devices including Car PC, PDA, and Personal Navigation Devices (PND).

This highly-effective navigation tool differentiates us from other industry players who currently focus almost exclusively on mapping urban areas and do not address the need for off road navigation. We have developed unique technology to handle vector-based maps which are more complex than raster-based maps used in urban areas.
•
A full range of advanced and affordable GIS tools easily used by anyone in a variety of applications. Our newest product, SmartView, offers a wide array of solutions to businesses, agriculture, surveys, and homeland-security and government agencies. SmartView can be used in a variety of applications delivering optimum performance under any conditions.

Our products enable government and commercial users to make organizational decisions with the aid of geographic information, without the need for trained or dedicated GIS professionals.
•
AirView is an aerial GIS application for military and civilian aircraft operating in complex or threatening environments. This advanced system provides the airborne operator with graphical terrain data and flight mission information using the latest GPS technologies. AirView provides increased situational awareness in the airborne environment even in the most demanding conditions.

OUR OPPORTUNITY
Navigation Systems: Off road navigation systems are software developed for car computers and PDAs enabling travellers outside of urban areas to find their location, plan their route, exchange routes with other users, and more. The software uses GPS data to show location and can be used anywhere in the world, wherever maps are available.

There is increased market awareness of the advantages of using these navigation and GPS tools, especially in vehicles. This includes both built-in systems and PNDs, which are handheld devices users can carry with them, as well as use in their vehicles. According to a leading industry source1 , in 2006 year-on-year volume growth exceeded 50%. This strong demand for navigation applications creates a clear market opportunity for solutions which cover non-urban areas.

GIS Systems: GIS is the collection of computer hardware, software, and geographic data for capturing, managing, analyzing, and displaying all forms of geographically referenced information. GIS applications are the tool that allows geographic information to be accessed, transferred, transformed, overlaid, processed, and displayed.

There is growing awareness of the value of geographical information to assist organizational decisions. There are also an increasing number of commercial satellites providing imagery sources to support this demand. Although there is increased interest in the use of GIS applications, most existing software is complex and expensive and requires significant levels of expertise to use.

2. INDUSTRY BACKGROUND

NAVIGATION SYSTEMS
There is increased market awareness of the advantages of using navigation and GPS tools.

The E911 mandate (for mobile phones to report their position accurately) in the US, together with latest technological advancements in GPS and mobile handset technology, has cleared the way for large-scale adoption of GPS technology in mobile telephony. The application of the technology in mobile phones is, we believe, likely to generate further opportunities for suppliers of GPS solutions.

Consumers have been quick to appreciate the attractiveness of vehicle navigation systems. This includes built-in systems and Personal Navigation Devices (PNDs), which are handheld devices users can carry with them, as well as use in their vehicles. According to a leading industry source2 , in 2006, more than a decade after the products began hitting the market; year-on-year volume growth exceeded 50%. In all, approximately 4 million vehicle navigation systems were sold in North America last year and approximately 13 million in Europe. According to this Report, the market is still under-penetrated, with less than one in 10 cars in North America and Western Europe having some kind of navigation system, and in 2006 only about one in nine new cars arrived at the dealership with in-dash navigation systems. In all, they estimate that in the beginning of 2007, only 7% of the addressable North American and Western European markets had been penetrated.

1 Equity Research group at CIBC World Markets April 2007, http://research.cibcwm.com/res/research_overview.html
2 Equity Research group at CIBC World Markets April 2007

We believe that unit volumes for PNDs will expand at a cumulative annual growth rate (CAGR) of approximately 31% for the next five years and grow to approximately 56 million units in 2011 from approximately 14 million units in 2006. In dollar terms, they expect the PND market to grow at annual pace of 21% over the next five years, to approximately $12 billion in 2011 from approximately $4.5 billion in 2006.

GIS
Geographic information systems (GIS) are the collection of computer hardware, accurate maps, corresponding databases, and the software that enables users to process location-based information in a useful manner. The maps are generally provided by government agencies, such as the United States Geological Survey (USGS).

GIS applications allow users to create interactive queries, analyze spatial information, edit data, maps, and present the results of all these operations to facilitate planning and decision-making. This tool is already used in a wide range of applications including scientific investigations, resource management, asset management, urban planning, surveys, homeland security, sales and marketing, and logistics. For example, GIS allows emergency planners to calculate emergency response times in the event of a natural disaster. GIS can be used by businesses to site a new geographic area to take advantage of a previously underserved market or by government agencies to manage land registration.

3. OUR PRODUCTS

NAVIGATION SYSTEMS
Ranger is a robust Pocket PC and Personal Navigation Device navigation system utilizing raster-based maps to meet the fast-growing market for off-road and outdoor enthusiasts. It includes full 1:250,000 and 1:50,000 scale maps as well as orthophotos3 . Ranger provides precise GPS positioning and other critical information such as speed and altitude, and can be used to plan routes, share routes with other users, or download routes from websites. The software provides detailed mapping and navigation information anywhere in the world on locations for drivers, walkers, bikers, tourists, and other outdoor activity enthusiasts.

Ranger works on a range of devices including Car PC, PDA, and Personal Navigation Devices (PND) and on all major operating systems, including Win Mobile 2003/2005, WinCE 4.2, and WinCE 5.

Uses
We offer the leading mapping and navigation tool specifically designed for outdoor, off road users - 4x4 drivers, hikers, skiers, bikers, tourists, and all outdoor activity enthusiasts.
o	Navigation outside of urban areas and away from main roads
o	Route planning on home computer before setting out.
o	Ability to share routes with other users, and download routes from the web.
o	Track route and set points of interest for future trips.
o	Move easily between different maps, including aerial maps, during the trip.
o	Greatly reduces chances of getting lost in isolated areas due to navigation errors.
o	Provides exact map coordinates to search & rescue services in the case of emergency, e.g. event of injury, or sudden adverse change in weather.

3 Orthophotos is an aerial photograph that has been geometrically corrected such that the scale of the photograph is uniform, meaning that the photo can be considered equivalent to a map.

GIS SYSTEMS
SmartViewPro, our core GIS product, is comprehensive and powerful geographical data management software. It is designed for ease-of-use with maps in a wide range of formats and scales.
o
SmartViewPro includes a full GPS interface with data transfer to and from the software, enabling navigation, orientation on maps, and preparation of aerial photographs to remove distortions from the image photographs (commonly referred to as orthophotos). SmartViewPro is compatible with a PC or tablet PC and easily interfaces with common software applications such as MS Word TM and Excel TM.

In addition to SmartViewPro, we offer a range of industry-specific applications, including:
•
SmartView Security: This product meets the complex needs of homeland security and emergency services to quickly and easily visualize critical areas and resources in order to analyze, plan, respond and manage incidents. SmartView Security provides a solution for area security for towns and settlements, and for sensitive installations such as power stations, airports and sea ports, as well as for emergency and rescue services.

The software provides three key functions:
o
Displays in a clear and visual way the precise geographical positioning of relevant facilities and resources. These can be buildings, facilities, and hazardous materials such as fuel storage tanks, chemical plants, or other sensitive materials as well as resources can be command and control centers, perimeter fences, gates, guard towers.

o
Location-based display of prior events such as security breaches, or criminal activities such as car thefts and break-ins. This function enables the user to create an historical data base of past events and see any patterns which emerge that can be used to address future events.

o	Enables the user to plan and coordinate security and emergency-related missions such as perimeter patrols, staff schedules, allocation of special equipment response
•
SmartView Info-Structure enables the monitoring and controlling of many types of utility infrastructure, such as water and sewage pipes, gas pipes, and power and communication lines. In addition to precise position, the software displays a wide range of critical information including date and depth buried, and diameter and capacity of pipes. All data can be easily updated at any time.

In the event of a utility failure, such as a fallen power line, the system provides vital information on the location of the damaged area and other important data. For example, the system will provide the exact addresses of the homes affected so these residents can be directly notified of the status of power failure and the repairs undertaken.
•
SmartView Agriculture provides farmers with a powerful tool to map an array of agricultural factors such as crop type, seed cycle, pest control, and natural hazards. In addition to mapping, this software provides database functions for tracking critical information such as when crops were planted, and fertilizer schedule.

This solution enables farmers to increase production, reduce input costs, and manage their land more efficiently. SmartView Agriculture also facilitates information-sharing between farmers and provides navigation inputs for agricultural vehicles.
•
SmartView Ownership is a highly-effective GIS software tool designed to monitor land ownership registration, parcel mapping, and property valuations. It also includes database functions for tracking historical data relating to prior land ownership and other property-related information.

Uses
We offer the leading range of advanced and affordable GIS tools with advanced software capabilities, easily used by anyone on a wide range of devices. Previously, such GIS capabilities were only accessible to trained professionals.
o	SmartView applications address a wide range of uses, including business, agriculture, homeland security and other government agencies.
o	Easy for all users to input and update data from a wide range of sources.
o	Generate a range of management reports to support decision-making and for further analysis.

AERIAL NAVIGATION SYSTEMS
We have developed a new application, AirView, designed for in-flight use by a range of aircraft types. This product was developed for another company, RCA Ltd, and we have the rights to market this product once completed.

AirView is an aerial GIS application for military and civilian aircraft operating in complex or threatening environments. This advanced system provides the airborne operator with 3D graphical terrain data and flight mission information using the latest GPS technologies. Maps display a range of information, including flight plan, hills and mountains, power lines, no-fly zones and potential threats, aerial photos, logistic information, and emergency procedures. AirView works on any computer, and does not require expensive, dedicated, airborne equipment. The system fits into the aircrafts’ existing infrastructure, without the need to make physical changes, and can be easily transferred between different aircraft types.

Using AirView, the aircrew can receive their flight path, navigate, and independently add maps from other sources during flight, quickly select the information needed, and receive real-time warning of potential obstacles or threats. The system allows users to clearly and accurately read and interpret GIS layers of tactical information and enhances flight safety by enabling the pilot to focus on mission essentials.

Uses
AirView provides increased situational awareness in the most demanding conditions.
o	Portable system using a rugged Tablet PC
o	Improves navigation capabilities
o	Enhances safety
o	Enables pilots able to focus on mission essentials
o	Wide range of alerts to external and internal threats
o	Enables greater command and control by headquarters

SERVICES & SUPPORT
All these applications can be further customized to specific customer requirements. All our products can be adopted for international use, with local maps and multilingual screens.

We provide full service and support for our applications. We regularly release new product updates and software versions to ensure we remain at the forefront of the quickly-evolving world of GIS systems.

4. BUSINESS

OUR STRATEGY FOR GROWTH
Our goal is to be a leading provider of navigation software application and advanced GIS applications aimed at the non-professional user. Key elements of our strategy to accomplish this goal are to:
•	Continue development of new applications for our navigation software, including:
o
Broaden our solution to include urban areas as well as the off road environment. This will position our product as the leading, comprehensive navigation software providing a solution for all environments.

o
Enable our solution to work on 3G mobile phones. Currently our solution works on a very wide range of PDAs and PNDs. Adding mobile phones to the range of devices we serve will increase our potential market share.

•	Invest resources to focus on areas we have established a competitive advantage, including further industry-specific GIS applications for non-specialist users;
•	Seek strategic alliances with leading providers of complementary products to our solution, such as providers of mapping data and hardware devices; and
•	Expand into new international markets, using the most appropriate marketing and distribution channels for these markets.

SALES AND DISTRIBUTION
We plan to expand our work with distributors, and form relationships in each new geographical market with leading local distributors with proven experience in selling navigation software and devices.

In addition, we plan to seek marketing agreements with leading manufacturers of PDAs and PNDs, particularly for devices catering to the vehicle market. Our goal is that our navigation software will be included in each device sold.

We plan to sell our GIS products primarily through distributors. Typically, our distributors would be companies that are in the land survey market. Other distributors could include engineering, consulting, and marketing companies that market GIS solutions to their customers as well as specialized GIS suppliers that want to include our solutions in their product offering. Currently the Company sells GIS products through distributors which are companies who are in the land survey market. These distributors typically receive a 30% commission and include Photo-Map Ltd, Trig Spatial Information Ltd, Paz Logistics Ltd, and the Israel Ministry of Defense Publishing House.

We also have two in house sales people.

The Company has sold its navigation products in Israel through Benchmark Ltd., through an exclusive distribution agreement which was terminated by the Company on August 23, 2007. The Company and Benchmark are presently in a dispute regarding the termination of the Exclusive Distribution Agreement and at present the Company is not selling its products through Benchmark.

For the year ended December 31, 2007, the Company had two customers that accounted for more than 10 percent of total revenues, as described below.  For the year ended December 31, 2006, the Company had one customer that accounted for more than 10 percent of total revenues.

Our main asset is our software code.

In addition to our own products, we currently provide services to RCA Ltd, a subsidiary of Rock Wings Ltd., for the development of their new product Airview, designed for in-flight use by a range of aircraft types. This product will enable detailed mission planning, from selecting aircraft and crew to determining navigation and radio frequencies. Columbus has the rights to market this product once completed.

RISKS RELATING TO OUR COMPANY
Risk Factors That May Affect Our Future Results and the Market Price of Our Stock

In addition to the other information set forth elsewhere in this Report, you should carefully consider the following factors when evaluating us. An investment in Columbus Geographic Systems, (GIS) Ltd. will be subject to risks inherent in our business. The trading price of our shares will be affected by the performance of our business relative to, among other things, our competitors, market conditions and general economic and industry conditions. The value of an investment in Columbus Geographic Systems, (GIS) Ltd. may decrease, resulting in a loss. If any of the following risks actually occurs, our business, financial condition and results of future operations could suffer. In such case, the trading price of our shares could decline, and you could lose all or part of your investment.

We have incurred significant losses to date and expect to continue to incur losses.
For the year ended December 31, 2007, we incurred a net loss of $728,542. We expect to continue to incur losses for at least the next six months.  Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

Our registered independent auditors have issued a going concern opinion, which may make it more difficult for us to raise capital.
Our registered independent auditors have included a going concern opinion on our financial statements because of concerns about our ability to continue as a going concern. These concerns arise from the fact that we have continuing operating losses and negative working capital. If we are unable to continue as a going concern, you could lose your entire investment in us.

Our intellectual property is unprotected and is susceptible to piracy.
We do not have any patents, trademarks, or any other protection over our intellectual property. All of our intellectual property is "know how" and not original proprietary intellectual property. The theft or unauthorized use of our intellectual property is not sufficiently provided for, and our intellectual property is extremely susceptible to theft or unauthorized use. Any theft or unauthorized use of our intellectual property could materially adversely affect our operations.

We depend on the services of our chief executive officer, and implementation of our business plan could be seriously harmed if we lost the services of our CEO.
We depend heavily on the services of Tsvika Friedman, our CEO. We do not have “key person” life insurance policy on Tsvika Friedman to cover our losses in the event of his death. The loss of his services would disrupt our business operations which could reduce our revenues and profits.

Our Chief Executive Officer and Other Management have absolute control of our affairs.
Our management controls 90.7% of our common stock, which gives him absolute control over our affairs including the right to elect and remove Directors, appoint officers, amend our Articles of Incorporation and Bylaws, and approve a merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of voting control could inhibit the management of our business and affairs and have the effect of delaying, deferring, or preventing a change in control or impeding a merger, consolidation, takeover, or other business combination which other shareholders, may view favorably. Therefore, you will not be able to exert any control over our business. This greatly reduces the value of your investment and your sole remedy for disagreeing with the direction of our business will be to sell your shares.

We are dependent on third-party suppliers for access to maps for our products
We are dependent on third-party suppliers for up to date maps for use in our products. These suppliers, often government agencies, may limit or restrict access to their maps or may charge royalty payments for their use. Our competitors may also acquire the rights to use certain maps before we have the opportunity to do so. To the extent that access to updated maps is restricted, we may suffer interruptions in our ability to manufacture products. Access to these supplies by our competitors before us may undermine our competitive position. In either case, this may have a negative impact on our results of operations.

Our products rely on services provided by the United States government global position satellite
Our products rely on services provided by the United States Government Global Position Satellite (GPS). Currently we use these services free of charge. However, in the future these GPS services may be restricted or only available at high cost, which may significantly affect our ability to continue providing our service. This may have a negative impact on our results of operations.

Our research and development facilities are located in Israel and our activities could be negatively affected due to military or political tensions
Our operating subsidiary and all its research and development and production facilities as well as significant executive officers and other key employees are located in Israel. Since all of our sales are currently being made to customers in Israel, political, economic, and military conditions in Israel will directly affect our operations. A number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic insecurity in Israel. We could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel.

We depend on our proprietary rights for a competitive advantage in the GIS and navigation software markets, and any failure to protect our intellectual property rights may damage our competitive position.
Our success depends largely upon our ability to protect our current and future brands and products, and to defend our intellectual property rights. Competitors infringing on our intellectual property rights will dilute our intellectual property rights, which could materially harm our ability to maintain or expand our sales and our future financial results.

Competition may have a material impact on our ability to sell our technology and products.
The Company faces substantial competition from a number of providers of similar services. Many of the Company's competitors, particularly those competitors who are large, have substantially greater financial, manufacturing, marketing, and technical resources; have greater name recognition and customer allegiance than the Company. This may affect our ability to attract business and limit the opportunities to generate revenues.

It may be difficult to effect service of U.S. process and enforce U.S. legal process against our Directors and us.
We are organized under the laws of Nevada. Therefore, our stockholders are able to effect service of process in the U.S. upon us. However, our Directors and almost all of our operating assets are located outside the U.S. in the State of Israel. As a result, it may not be possible to effect service of process upon our Directors in the State if Israel, nor may it be possible to enforce judgments of U.S. courts against these Directors or our assets. Any judgments of U.S. courts against our Directors residing in the State of Israel will have to be domesticated in the State of Israel in accordance with Israeli law. Original actions or actions for enforcement of judgments of U.S. courts predicated solely upon the laws of the U.S., including the U.S. federal securities laws, may not be enforceable in the State of Israel. In addition, awards of punitive damages in actions brought in the U.S. or elsewhere may not be enforceable in the State of Israel.

We do not plan to pay cash dividends.
Holders of our common stock are entitled to cash dividends when, as and if declared by the Board of Directors out of funds legally available for the payment of dividends. We have never paid dividends and our management does not anticipate the declaration or payments of any dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors.

Changes in exchange rates could affect our financial results and management’s ability to make financial projections.
Our operations are conducted primarily in the State of Israel, and the functional currency of our subsidiary in Israeli Shekels. This exposes us to risks associated with both foreign currency translation, and foreign currency transactions.

While the functional currency of our operating subsidiaries is the Israeli Shekel, we report in U.S. dollars. In preparing our financial statements, the revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. The assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity. The amount of such gain or loss will depend in changes in the exchange rate between the Shekel and the U.S. dollar and the composition of our assets and liabilities in Israel. If the U.S. dollar increases in value against the Shekel, the amount reported in U.S. dollars for assets, liabilities, revenues, and expenses originally recorded in the Israeli Shekel decreases.. Conversely, if the U.S. dollar decreases in value against the Israeli Shekel, the amount reported in U.S. dollars for assets, liabilities, revenues, and expenses originally recorded in the Shekel will increase.

There is a limited market for our common stock which may make it more difficult for you to dispose of your stock.
Our common stock has been quoted on the Pink Sheets under the symbol “CGSE.pk” There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Upon the completion of this filing, it is the intention of the Corporation to apply to the NASD to list these shares on the Over the Counter Bulletin Board operated by the NASD. Said application is still pending. Because we may not be able to obtain or maintain a listing on the OTC Bulletin Board, your shares may be more difficult to sell. However, if we are unable to qualify for this listing, or if we will become unable to maintain our listing on the OTC Bulletin Board, we believe that our stock will continue to trade on over-the-counter market in the so-called “pink sheets.” Consequently, selling your Common Stock would be more difficult because only smaller quantities of stock could be bought and sold, transactions could be delayed, and security analysts' and news media's coverage of the corporation may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for our stock.

Our stock price may be volatile.
The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

-  technological innovations or new products and services by us or our competitors;
-  additions or departures of key personnel;
-  sales of our common stock;
-  our ability to integrate operations, technology, products, and services;
-  our ability to execute our business plan;
-  operating results below expectations;
-  industry developments;
-  economic and other external factors; and
-  period-to-period fluctuations in our financial results.

Because we have a limited operating history with limited revenues to date, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above listed factors.
In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our common stock is deemed to be penny stock with a limited trading market.
Our common stock is currently listed for trading on the Pink Sheets which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Penny stocks sold in violation of the applicable rules may entitle the buyer of the stock to rescind the sale and receive a full refund from the broker.

Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

It is more difficult for our shareholders to sell their shares because we are not, and may never be, eligible for NASDAQ or any National Stock Exchange.
We are not presently, nor is it likely that for the foreseeable future we will be, eligible for inclusion in NASDAQ or for listing on any United States national stock exchange. To be eligible to be included in NASDAQ, a company is required to have not less than $4,000,000 in net tangible assets, a public float with a market value of not less than $5,000,000, and a minimum bid price of $4.00 per share. At the present time, we are unable to state when, if ever, we will meet the NASDAQ application standards. Unless we are able to increase our net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, we will never be able to meet the eligibility requirements of NASDAQ. As a result, it will be more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock

Inflation
The amounts presented in the financial statements do not provide for the effect of inflation on the Company’s operations or its financial position. Amounts shown for machinery, equipment, and leasehold improvements and for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Risks Relating to Operating in Israel
We conduct our operations in Israel and therefore our results may be adversely affected by political, economic, and military instability in Israel.
Our operations and our officers and Directors are located in Israel. Accordingly, political, economic, and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and could make it more difficult for us to raise capital. Since September 2000, terrorist violence in Israel has increased significantly and negotiations between Israel and Palestinian representatives have not achieved a peaceful resolution of the conflict. The establishment in 2006 of a government in the Palestinian Authority by representatives of the Hamas militant group has created additional unrest and uncertainty in the region.

Further, Israel was engaged in an armed conflict with Hezbollah in the summer of 2006, a Lebanese Islamist Shiite militia group, which involved thousands of missile strikes and disrupted most day-to-day civilian activity in northern Israel. Any armed conflicts, terrorist activities, or political instability in the region would likely negatively affect business conditions and could significantly harm our results of operations.

Provision for Income Taxes

The Company has determined that it will more likely than not use any tax net operating loss carry forward in the current tax year and has taken and therefore has a valuation amount equal to 100% of any asset.

Employees

As of December 31, 2007, other than our current Directors and officers, we have six other full time or part-time employees. We do not foresee any significant changes in the number of employees or consultants we will have over the next 12 months.

Item 2. Description of Property

Our principal executive offices are located at Timorim, Israel, some 30 miles south of Tel Aviv. We lease approximately 1,400 Sq. ft. of office space at a monthly rent of $600. Our lease expires in February 2011. We believe that our current facilities are adequate to conduct our business, and have the option to rent further office space as our Company grows.

Item 3. Legal Proceedings

There are no pending legal proceedings to which the Company or any Director, officer or affiliate of the Company, any owner of record or beneficial holder of more than 5% of any class of voting securities of the Company, or security holder is a party that is adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock

The authorized capital stock of the Company consists of 999,000,000 shares of common stock with a par value of $0.0001 per share. As of April 10, 2008, there are a total of 220,534,110 issued and outstanding. The holders of common stock (1) are entitled to one non-cumulative vote per share on all matters that the stockholders may vote on at meetings of stockholders; (2) do not have pre-emptive, subscription or conversion rights, and there are no redemption of sinking fund provisions applicable thereto; and (3) are entitled to share ratably in the assets of the Company, after the payment of all debts and liabilities, available for distribution to holders of common stock upon the liquidation, dissolution, or winding up of affairs of the Company. The Company has no preferred stock, options, or other instruments outstanding or that could be converted into common stock of the Company.

Holders of shares of the common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares (“majority shareholders”), when voting for the election of directors, can elect all of the directors and, in such situations, the holders of the remaining shares will not be able to elect as the Company’s directors anyone other than those candidates supported by the majority shareholders. Holders of shares of the common stock are entitled to receive dividends if and when declared by the Board of Directors, out of funds legally available therefore.

Price Ranges of Columbus Geographic Systems (GIS) Ltd. Common Stock
Market Information

As of the date of this filing, shares of the Company are traded on the “Pink Sheets” under the symbol “CGSE.”

There is currently a limited trading market for the Company’s Common Stock with the price being very volatile, and no trades having been completed.

There is currently a limited trading market for the Company’s Common Stock with the price being very volatile. The following chart lists the high and low closing bid prices for shares of the Company’s Common Stock for each month within the last two fiscal years. These prices are between dealers and do not include retail markups, markdowns or other fee and commissions, and may not represent actual transactions.

	CLOSING		CLOSING
2007	LOW BID	LOW ASK	HIGH BID	HIGH ASK
APR. 2 THRU APR. 13.013		.025	.03	.034
APR. 16 THRU APR. 30 ( after a 1-for-2,000 reverse split )	1.05	101	1.10	1.01
MAY	1.05	101	1.10	1.01
JUNE	1.05	60	1.05	1.01
JULY	1.05	60	1.05	60
AUG.	1.05	60	1.05	1.01
SEPT.	.20	.30	1.15	1.01
OCT.	.15	.25	.46	.50
NOV.	.08	.094	.39	.42
DEC.	.15	.16	.58	.59
2008
JAN.	.12	.14	.26	.28
FEB.	.04	.06	.13	.15
MAR.	.06	.08	.09	.12

Liquidation

In the event of a liquidation of the Company, all stockholders are entitled to a pro rata distribution after payment of any claims.

Dividend Policy

The Company has never declared or paid cash dividends on its common stock and anticipates that all future earnings will be retained for development of its business. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, the financial condition of the Company, and general business conditions.

Stock Transfer Agent

Our transfer agent and registrar of the Common Stock is Manhattan Transfer Registrar Co., 57 Westwood Road, Miller Place, NY 11764; 631-928-7655; 631-928-6171 (Fax).

Recent Sales of Unregistered Securities

The information concerning the recent sales of unregistered securities required by Item 5 is incorporated by reference to the information set forth in Item 12 “Certain Relationships and Related Transactions” set forth hereafter.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Information

Certain statements in this document are forward-looking in nature and relate to trends and events that may affect the Company’s future financial position and operating results. The words “expect,” “anticipate,” and similar words or expressions are to identify forward-looking statements. These statements speak only as of the date of the document; those statements are based on current expectations, are inherently uncertain, and should be viewed with caution. Actual results may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions and other unanticipated events and conditions. It is not possible to foresee or to identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date of this document that may affect the accuracy of any forward-looking statement.

You should read the following plan of operation together with our audited financial statements and related notes appearing elsewhere in this Prospectus. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” on elsewhere in this Prospectus.

Plan of Operations

Our operating subsidiary, Columbus Geographic Systems Ltd. (“Columbus - Israel”), was established in 2004, and began producing and selling GIS and navigation solutions for military operations. Using this gained expertise, the Company changed its focus to the civilian market in Israel. GIS software applications are tools that allow geographic information to be accessed, transferred, transformed, overlaid, processed, and displayed quickly and efficiently. Columbus - Israel has launched three main product categories which generate revenues: Ranger, SmartView, and AirView. Ranger is navigation software focusing on GPS, location-based mapping, navigation, and information solutions for the off-road environment. SmartView offers a wide array of solutions to businesses, agriculture, surveys, and homeland-security and government agencies. AirView is an aerial GIS application for military and civilian aircraft operating in complex or threatening environments.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policy involve the most complex, difficult, and subjective estimates and judgments.

Cash and Cash Equivalents
For purposes of reporting within the statement of cash flows, we consider all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable
Accounts receivable consist of amounts due from customers, employees, and related parties. We establish an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of December 31, 2007, an allowance for doubtful accounts of $3,537 was deemed necessary. While we use the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

Revenue Recognition
We generate revenues from product sales. Revenues from product sales are recognized when products are sold in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB No. 104”). Revenue is recognized when delivery has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by the customer, the fee is fixed or determinable, and collection of the related receivable is probable.

We are not required to perform significant post-delivery obligations, do not provide warranties, and do not allow product returns. As such, no provision is made for costs of this nature.

We do not sell products with multiple deliverables. It is our opinion that EITF 00-21, “Revenue Arrangements With Multiple Deliverables,” is not applicable.

Foreign Currency Translation
We account for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”). Our functional currency is the Israeli New Shekel. Under SFAS No. 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation adjustments are included in other comprehensive income (loss) for the period. Certain of our transactions are denominated in United States dollars. Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

Results of Operations
Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

Revenues-
Revenues decreased to $105,976, or 9.1 percent, over revenues of $116,526 for 2006. The decrease was comprised of a decrease in product revenues due to a decrease in business volume.

Cost of Goods Sold-
Cost of goods sold increased from $36,073 in 2006 by $23,104, or 64.0 percent, to $59,177 in 2007. The increase was primarily attributed to increases in salaries and wages, depreciation, and the cost of materials.

General and Administrative Expenses-
General and administrative expenses increased by $518,544, or 250.8 percent, to $725,264 in 2007 when compared to $206,720 in 2006. The increase was primarily attributed to increases in salaries and wages, professional fees, vehicle expenses, advertising and promotion, and depreciation expense.

Other (Expense)-
Other expense increased by $38,736, or 341.6 percent, to $50,077 during 2007. This increase was due to an overall increase in interest expense and a decline in interest income.

Net (Loss)-
Net (Loss) went from $137,608 in 2006 to a net loss of $787,719 in 2007. The decrease of $650,111, or 168.5%, was due to the net impact of the items described previously in 2007.

Comprehensive Income (Loss)-
Comprehensive (loss) for 2007 amounted to $19,108, a decrease of $20,827, or 1211.6 percent, when compared to comprehensive income of $1,719 for 2006, and was due primarily to fluctuations in Israeli currency.

Weighted Average Number of Shares Outstanding-
The weighted average number of common shares outstanding increased from 200,041,369 in 2006 to 205,710,515 in 2007. The increase was primarily due to transactions that were completed involving our common stock.

 Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

Revenues-
Revenues increased to $116,526, or 26.2 percent, over revenues of $92,332 for 2005. The increase was comprised of an increase in product revenues due to an increase in business volume.

Cost of Goods Sold-
Cost of goods sold decreased from $40,315 in 2005 by $4,242, or 10.5 percent, to $36,073 in 2006. The decrease was primarily attributed to decreases in salaries and wages, and the cost of materials.

General and Administrative Expenses-
General and administrative expenses increased by $114,737, or 124.7 percent, to $206,720 in 2006 when compared to $91,983 in 2005. The increase was primarily attributed to increases in salaries and wages, professional fees, vehicle expenses, advertising and promotion, and bad debt expense.

Other (Expense)-
Other expense increased by $64, or 0.06 percent, to $11,341 during 2006. This increase was due to an overall increase in interest expense and a decline in interest income.

Net (Loss)-
Net (Loss) went from $51,243 in 2005 to a net loss of $137,608 in 2006. The decrease of $86,365, or 168.5%, was due to the net impact of the items described previously in 2006.

Comprehensive Income-
Comprehensive income for 2006 amounted to $1,719, a decrease of $2,861, or 62.5 percent, when compared to comprehensive income of $4,580 for 2005, and was due primarily to favorable fluctuations in Israeli currency.

Weighted Average Number of Shares Outstanding-
The weighted average number of common shares outstanding increased from 200,018,179 in 2005 to 200,041,369 in 2006. The increase was primarily due to transactions that were completed involving our common stock.

Liquidity and Capital Resources

For the year ended December 31, 2007, the Company used net cash in operating activities of $376,612, compared to net cash used in operating activities of $40,971 for the same period in 2006. The use of cash in operating activities was primarily experienced by the net (loss) for the period of $728,542, and increases in accounts receivable, offset by noncash expenses related to the reverse merger and the issuance of common stock for accrued interest, depreciation, accounts payable - trade, and accrued liabilities.

For the year ended December 31, 2007, the Company used $53,876 in investing activities for the purchase of and adjustments to property and equipment, compared to $15,064 for the same period in 2006.

For the year ended December 31, 2007, the Company experienced net cash provided from investing activities of $456,586 compared to $59,529 for the same period in 2006. The increase in net cash provided by investing activities was primarily attributable to the receipt of $440,000 in cash proceeds from the issuance of certain convertible debentures, and $287,309 in proceeds from the issuance of other debt, offset by the repayment of notes payable and the amount due to a Director and stockholder of $74,774 in 2007.

As of December 31, 2007, the Company had cash and cash equivalents of $16,666, and negative working capital of $536,989. In order for the Company to realize its Business Plan, it will be required to raise additional cash resources through debt and equity formation transactions in the near future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 7. Financial Statements

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Columbus Geographic Systems (GIS) Ltd.:

We have audited the accompanying balance sheet of Columbus Geographic Systems (GIS) Ltd. (a Nevada corporation) as of December 31, 2007, and the related statements of operations and comprehensive (loss), stockholders’ (deficit), and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbus Geographic Systems (GIS) Ltd. as of December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced operating losses, and has negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
April 9, 2008.

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
BALANCE SHEET (NOTE 2)
AS OF DECEMBER 31, 2007

ASSETS
2007
Current Assets:
Cash and cash equivalents	$16,666
Accounts Receivable-
Trade	25,883
Other	-
Less - Allowance for doubtful accounts	(3,537)

Total current assets	39,012

Property and Equipment:
Office and computer equipment	89,223
Furniture and fixtures	10,975

100,198
Less - Accumulated depreciation and amortization	(32,648)

Net property and equipment	67,550

Other Assets:
Deposits and other	576

Total other assets	576

Total Assets	$107,138

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Bank overdrafts	$37,639
Notes payable	13,601
Current portion of bank loans and other debt	113,283
Convertible debentures	260,000
Accounts payable - Trade	79,850
Accrued liabilities	71,628

Total current liabilities	576,001

Long-term Debt, less current portion:
Bank loans and other debt	7,742
Note payable, related party	250,000
Severance pay	28,245
Total long-term debt	285,987

Total liabilities	861,988

Commitments and Contingencies

Stockholders' (Deficit):
Capital stock, par value $.0001 per share; 999,000,000 shares
authorized; 220,534,110 shares issued and outstanding	22,054
Additional paid-in capital	162,187
Accumulated other comprehensive (loss)	(14,977)
Accumulated (deficit)	(924,114)

Total stockholders' (deficit)	(754,850)

Total Liabilities and Stockholders' (Deficit)	$107,138

The accompanying notes to financial statements are
an integral part of this balance sheet.

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) (NOTE 2) (RESTATED)
FOR THE YEARS ENDED DECEMBER 31, 2007, AND 2006

	2007	2006
Revenues:
Product sales	105,976	92,332

Total revenues	105,976	92,332

Cost of Goods Sold:
Product sales	59,177	70,033

Total cost of goods sold	59,177	70,033

Gross Profit (Deficit)	46,799	22,299

Expenses:
General and administrative	752,264	62,265

Total general and administrative expenses	752,264	62,265

(Loss) from Operations	(678,465)	(39,966)

Other Income (Expense):
Interest and other income	6	91
Interest (expense)	(50,083)	(11,368)

Total other income (expense)	(50,077)	(11,277)

Income (Loss) before Income Taxes	(728,542)	(51,243)

Provision (Benefit) for Income Taxes	-	-

Net (Loss)	(728,542)	(51,243)

Comprehensive (Loss):
Israeli currency translation	(19,108)	1,719

Total Comprehensive (Loss)	$(747,650)	$(49,524)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding During the Periods- Basic and Diluted	205,710,515	200,078,110

The accompanying notes to financial statements are
an integral part of these statements.

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
STATEMENTS OF STOCKHOLDERS' (DEFICIT) (NOTE 2) (RESTATED)
FOR THE YEARS ENDED DECEMBER 31, 2007, AND 2006

					Accumulated
				Additional	Other
		Common Stock		Paid-in	Comprehensive	Accumulated
	Description	Shares	Amount	Capital	Income (Loss)	(Deficit)	Totals

Balance - December 31, 2005		200,018,179	$20,002	$(74,780)	$2,412	$(57,964)	$(110,330)

Israeli currency translation		-	-	-	1,719	-	1,719

Shares issued for services rendered		52,181	5	54,995	-	-	55,000

Adjustment for fractional shares		7,750	1	(1)	-	-	-

Net (loss) for the period		-	-	-	-	(137,608)	(137,608)

Balance - December 31, 2006		200,078,110	20,008	(19,786)	4,131	(195,572)	(191,219)

Israeli currency translation		-		-	(19,108)	-	(19,108)

Conversion of convertible debentures
into common stock		20,456,000	2,046	181,973	-	-	184,019

Net (loss) for the period		-	-	-	-	(728,542)	(728,542)

Balance - December 31, 2007		220,534,110	$22,054	$162,187	$(14,977)	$(924,114)	$(754,850)

The accompanying notes to financial statements are
an integral part of these statements.

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2007, AND 2006

	2007	2006
Operating Activities:
Net (loss)	$(728,542)	$(137,608)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	15,553	8,856
Reverse merger fees paid by issuance of promissory note	250,000	-
Issuance of common stock for accured interest	4,019	-
Professional fees and expenses paid by issued shares	-	55,000
Changes in net assets and liabilities-
Accounts receivable	(20,667)	24,648
Deposits	(50)	(42)
Accounts payable - trade	48,029	2,918
Accrued liabilities	55,046	5,257

Net Cash (Used in) Operating Activities	(376,612)	(40,971)

Investing Activities:
Purchases of and adjustments to property and equipment	(53,876)	(15,064)

Net Cash (Used in) Provided by Investing Activities	(53,876)	(15,064)

Financing Activities:
Proceeds from long-term debt	287,309	-
Payment on long-term debt	(187,280)	(14,889)
Proceeds from (offset to) bank overdrafts	(8,669)	10,078
Proceeds from issuance of convertible debentures	440,000	-
Notes payable	(2,913)	892
Due from related party - Director and stockholder	(71,861)	63,448

Net Cash Provided by Financing Activities	456,586	59,529

Effect of Exchange Rate Changes on Cash	(19,108)	1,719

Net Increase (Decrease) in Cash	6,990	5,213

Cash - Beginning of Period	9,676	4,463

Cash - End of Period	$16,666	$9,676

The accompanying notes to financial statements are
an integral part of these statements.

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2007, AND 2006

Supplemental Disclosures of Cash Flow Information:
	2007	2006
Cash paid during the period for:
Interest	$25,541	$11,420
Income taxes	$-	$-

Supplemental Information of Noncash Investing and Financing Activities:
On August 14, 2007, the Company entered into a Stock Purchase Agreement with Columbus - Israel, and issued 200,000,000 shares of its common (post reverse split) for all of the issued and outstanding capital stock of Columbus - Israel (1,000 shares of common stock). Immediately following the completion of the Stock Purchase Agreement transactions, the Company had 200,082,749 shares of its common stock outstanding. At that time, Mr. Tsvika Friedman, the sole Director and officer of Columbus - Israel, owned 200,000,000 shares of the Company's common stock, or 99.9 percent of the then issued and outstanding common stock of Columbus - USA, and had voting control. Through this process Columbus-Israel is considered to have acquired Columbus - USA by a reverse merger. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Columbus - Israel and Columbus - USA brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

On September 20, 2007, the Company issued 10,228,000 shares of its common stock for the conversion of a convertible debenture issued, and accrued interest of $1,948, to a third-party entity by Columbus - Israel. As of September 3, 2007, the convertible debenture was in default. The value of the common stock issued was $91,948.

On September 25, 2007, the Company issued 10,228,000 shares of its common stock for the conversion of a convertible debenture issued, and accrued interest of $2,071, to a third-party entity by Columbus - Israel. As of September 3, 2007, the convertible debenture was in default. The value of the common stock issued was $92,071.

On August 13, 2007, the Company issued a promissory note in the amount of $250,000, to a related party, in connection with the reverse merger.

The accompanying notes to financial statements are
an integral part of these statements.

(1) Summary of Significant Accounting Policies

 Organization and Basis of Presentation

Columbus Geographic Systems (GIS) Ltd. (“Columbus - USA” or the “Company”) is a Nevada corporation which provides Geographic Information System (“GIS”) and navigation software applications for the civilian arena. The accompanying financial statements of Columbus - USA were prepared from the accounts of the Company under the accrual basis of accounting in United States dollars. In addition, the accompanying financial statements reflect the completion of a reverse merger between Columbus - USA and Columbus Geographic Systems Ltd., an Israeli corporation (“Columbus - Israel”), which was effected on August 14, 2007.

From October 12, 2006, to August 14, 2007, the date of completion of the reverse merger, Columbus - USA was considered as being in the development stage, and had not commenced principal operations. From January 1, 2004, through October 11, 2006, the Company was considered a dormant corporation with no assets or operations. It was incorporated under the laws of the State of Nevada on February 2, 1998, under the name of Valance 9 Development, Inc. On April 17, 1998, the Company’s Articles of Incorporation were amended. The purpose of the amendment was to change the name of the Company from Valance 9 Development, Inc. to Valence 9 Development, Inc. On August 27, 1999, pursuant to an Acquisition Agreement, the Company changed its name to New Cinema Partners. Effective September 19, 2002, the Company again changed its name to Witnet International, Inc. Further, on December 31, 2003, the Company changed its name to KSIGN International, Inc. Lastly, in connection with the reverse merger described above, on August 16, 2007, the Company changed its name to Columbus Geographic Systems (GIS) Ltd. From January 1, 2004, through December 31, 2005, the Company went from an operating entity, publicly traded on the OTC Bulletin Board, to an entity with no assets, liabilities, revenues, or operations.

On August 18, 2006, a complaint was filed in the Superior Court for Washoe County, Nevada (the “Court”), seeking the appointment of a custodian for the Company under Nevada Revised Statutes. On October 12, 2006, a custodian was appointed by the Court for the Company, and commenced an investigation of the assets, liabilities, business, and condition of the Company. Further, as of the same date, the Company is considered to have re-entered the development stage. On November 3, 2006, a report of the custodian was filed with the Court that indicated that the Company had 82,749 shares of its common stock (post-reverse split) issued and outstanding to various stockholders, and that the custodian had not been able to locate any assets belonging to the Company, and no records of any valid remaining liabilities, liens, judgments, warrants, options, or other claims against the Company or its common stock. On November 8, 2006, the Court accepted the report of the custodian, and he was relieved from any further duties related to the Company.

Columbus - Israel was incorporated in Israel on March 18, 2004. The company originally began producing and selling GIS and navigation solutions for military operations. Using this gained expertise, the Company changed its focus to the civilian market in Israel. GIS software applications are tools that allow geographic information to be accessed, transferred, transformed, overlaid, processed, and displayed quickly and efficiently. Columbus - Israel has launched three main product categories which generate revenues: Ranger, SmartView, and AirView. Ranger is a navigation software focusing on GPS, location-based mapping, navigation, and information solutions for the off-road environment. SmartView offers a wide array of solutions to businesses, agriculture, surveys, and homeland-security and government agencies. AirView is an aerial GIS application for military and civilian aircraft operating in complex or threatening environments.

Given that Columbus - Israel is considered to have acquired Columbus - USA by a reverse merger through a Stock Purchase Agreement (see Note 10), and its stockholder currently has voting control of Columbus - USA, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of December 31, 2007, and 2006, and the operations for the years ended December 31, 2007, and 2006, of Columbus - Israel under the name of Columbus - USA. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Columbus - Israel and Columbus - USA brought forward at their historical bases. The costs associated with the reverse merger are expensed as incurred.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

 Accounts Receivable

Accounts receivable consist of amounts due from customers, employees and related parties. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of December 31, 2007, and 2006, an allowance for doubtful accounts of $3,536, and $3,229, respectively, was deemed necessary. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

 Revenue Recognition

The Company generates revenues from product sales. Revenues from product sales are recognized when products are sold in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB No. 104”). Revenue is recognized when delivery has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by the customer, the fee is fixed or determinable, and collection of the related receivable is probable.

The Company is not required to perform significant post-delivery obligations, does not provide warranties and does not allow product returns. As such, no provision is made for costs of this nature.

The Company does not sell products with multiple deliverables. It is management’s opinion that EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” is not applicable.

 Property and Equipment

The components of property and equipment are stated at cost. Property and equipment costs are depreciated or amortized for financial reporting purposes over the useful lives of the related assets by the straight-line method. Useful lives utilized by the Company for calculating depreciation or amortization are as follows:

Computer and office equipment  5 to 10 years
Furniture and fixtures       3 to 15 years

Upon disposition of an asset, its cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended December 31, 2006, and 2005, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

 Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

 Advertising and Promotion Costs

Advertising and promotion costs are charged to operations when incurred. For the periods ended December 31, 2007, and 2006, advertising and promotion costs amounted to $6,791 and $10,693, respectively.

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the periods ended December 31, 2007, and 2006, the only components of comprehensive (loss) were the net (loss) for the periods, and the foreign currency translation adjustments.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

 Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”). The Company’s functional currency is the Israeli New Shekel. Under SFAS No. 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation adjustments are included in other comprehensive income (loss) for the period. Certain transactions of the Company are denominated in United States dollars. Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2007, and 2006, the Company’s financial instruments approximated fair value to do the nature and maturity of such instruments.

 Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2007, and 2006, and revenues and expenses for the periods ended December 31, 2007, and 2006. Actual results could differ from those estimates made by management.

(2) Going Concern

During the years ended December 31, 2007, and 2006, and subsequent thereto, the Company continued its operations, and through August 2007, its reverse merger, debenture and other debt issuance activities. Subsequent to August 14, 2007, the effective date of the reverse merger between Columbus - USA and Columbus - Israel, the Company pursued its operations and business expansion activities with the proceeds provided from convertible debentures and other debt.

While management believes that the Company will be successful in increasing its working capital from operations, the issuance of debt, and the generation of additional business revenues from new and existing clients, there can be no assurance that the Company will be able to generate the funds needed to meet its debt and working capital obligations under its business plan, or be successful in the sale of its products and services to generate sufficient revenues to allow the Company to achieve profitability, and to sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses, and had negative working capital as of December 31, 2007, and 2006. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Correction of Error

During the fourth quarter of 2007, management of the Company determined that the financial statements as of December 31, 2006, as filed in its Registration Statement on Form 10-SB with the SEC overstated the number of outstanding shares of the Company’s common stock by 4,639. Accordingly, the accompanying financial statements have been restated to reflect the impact of the overstatement on the shares issued and outstanding which increased the loss per share - basic and diluted. The correction of the error had no material effect on the Company’s earnings per share.

(4) Long-term Debt

The Company has certain loans and bank arrangements to fund its operations in Israel which are described as follows:

2007
Bank loan, monthly payments through
June 28, 2009; interest at 5.74% per
annum; secured	$24,502

Loan from related party; 10% of principal due
July 15, 2007; fourteen monthly payments
commencing November 1, 2007; interest
at 8.56% per annum; unsecured	96,523

Promissory note due to a related party;
principal due on February 13, 2009; interest
at 9.0% per annum; unsecured	250,000

371,025

Less - Current portion	(113,283)

Long-term portion	$257,742

Future minimum long-term debt payments required are as follows:

Year ending December 31,	Amount

2008	$113,283
2009	257,742

Total	$371,025

(5) Common Stock

In September 2006, the Company issued 52,181 shares of common stock (post-reverse split) for professional fees rendered and other expenses in connection with legal representation and Court custodian services. The value of such services and expenses was $55,000.

From the report provided by the custodian of the Company to the Court on November 3, 2006, the Company had 82,749 shares of common stock (post-reverse split) issued and outstanding (including the adjustment for fractional shares). This amount of issued and outstanding shares of common stock includes the 52,181 shares issued described in the previous paragraph.

On March 5, 2007, the Company amended its Articles of Incorporation to authorize 999,000,000 shares of common stock, par value $0.0001 per share.

On March 16, 2007, the Company effected a 2,000-for-1 reverse stock split of its common stock. As a result, all amounts of common stock have been restated to reflect this reverse stock split.

Effective August 14, 2007, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the sole stockholder of Columbus- Israel, whereby Columbus - USA acquired all of the issued and outstanding capital stock of Columbus - Israel (1,000 shares) in exchange for 200,000,000 shares of common stock (post-reverse split) of the Company. The common stock of the Company has a par value of $0.0001 per share. As a result of the Stock Purchase Agreement, the stockholder of Columbus - Israel controls the Company, and Columbus - Israel has been determined to have effected a reverse merger for financial reporting purposes as of the date of the Stock Purchase Agreement. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of the Company and Columbus - Israel brought forward at their historical bases. As a result of the Stock Purchase Agreement, no finders’ fees were paid, and no compensation was accrued or paid, directly or indirectly. In addition, as a result of the Stock Purchase Agreement, the Company adopted and assumed all of the undertakings of Columbus - Israel under the Convertible Debenture, Warrant, and Lock Up Agreements.

On September 3, 2007, the Company did not repay the amounts due on the Debentures, and was in default. As a result, two holders of the Debentures converted a total of $180,000 in Debenture debt, plus accrued interest, into a total of 20,456,000 shares (10,228,000 shares for each) of common stock of the Company, par value $0.0001. As of April 9, 2008, the Company continued in default on the remaining three Debentures.

(6) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). This Statement permits fair value of re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125,” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”), which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN No. 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements; however, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatement in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (1) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (2) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (3) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for the prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option had been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earrings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, FASB No. 161 requires:

●	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

FASB No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(7) Related Party Transactions

As described in Note 8, on July 3, 2007, Columbus - Israel entered into a loan agreement with its Director and sole stockholder. The loan consolidated prior loans by the Director and stockholder to the company. The loan was for $71,544. The terms and conditions of the loan agreement required Columbus - Israel to pay $36,120 by the end of July, 2007, and monthly payments of $2,408 beginning on January 1, 2008, plus interest. Interest is computed using the base index of the Israeli general price index as of July 1, 2007, plus annual interest of 4.0%. As of September 31, 2007, the balance had been repaid in full to the Director and stockholder.

As described in Note 8, on July 3, 2007, Columbus - Israel entered into a loan agreement with Rock Wings, Ltd. (“Rock Wings”), a related party entity. Columbus - Israel borrowed $106,983 from Rock Wings at an interest rate of 8.56%. An initial payment of $10,460 was due on July 15, 2007, and was paid by the Company. The remaining amount of the loan was to be repaid in fourteen monthly installments of $7,642 commencing on November 1, 2007. In addition to the monthly payment of principal, Columbus - Israel is also obligated to pay the interest accrued on the remaining principal of the loan amount. Subsequently, the loan agreement was amended such that the monthly payments will begin on January 1, 2008, with 12 monthly installments of $8,044.

As described in Note 8, on August 13, 2007, the Company issued a promissory note in the amount of $250,000 to a former Director of the Company, in connection with expenses of the reverse merger. The promissory note bears interest at nine (9) percent per annum, is unsecured, and has a due date of February 13, 2009.

As described in Note 8, on July 3, 2007, Columbus - Israel entered into an Employment Agreement with its president (who is also the President, Director, and majority stockholder of Columbus - USA) for his services as Chief Executive Officer. The Employment Agreement provides for a monthly salary of approximately $6,195, and, among various employee benefits, a pension fund, severance fund, and the use of a company cellular telephone and automobile. The Employee Agreement further provides that a bonus may be negotiated between the parties at the earlier of (i) six months after the date of the Agreement; and (ii) the Company executing a single business transaction that will bring gross revenues to the Company which exceeds approximately $100,000. The Employment Agreement may be cancelled by either party upon 30 days notice.

(8) Commitments and Contingencies

The Company currently has an operating lease commitment for office space with an unrelated party for the period of 12 months. The operating lease period was from February 1, 2006, through January 31, 2007, at an annual lease obligation of $6,000. The Company extended the lease, and has the option to extend the lease agreement on an annual basis for up to an additional three years with annual lease increases of $300.

On July 3, 2007, Columbus - Israel issued to five separate non-affiliated subscribers Convertible Debentures (the “Debentures”) for cash proceeds in the aggregate of $440,000. The Debentures carry an interest rate of 10 percent per annum, and were due on September 3, 2007, unless otherwise paid to the holders, or converted into shares of common stock. The holders of the Debentures were able, upon call, to receive shares of common stock of Columbus - Israel at an exercise price of $1,760 per share, for a total of 250 shares for the entire principal amount.

On July 3, 2007, Columbus - Israel also issued to the holders of the Debentures warrants to purchase a total of 32 shares of common stock of Columbus - Israel at the price per share of $15,625, for aggregate proceeds of $500,312.50, subject to certain adjustments. The warrants may be exercised over a period of seven years.

On July 3, 2007, as a condition of issuing the Debentures, Columbus - Israel and its sole stockholder entered into Lock Up Agreements whereby they agreed to refrain from issuing any common or other stock, options, warrants or any other security exercisable or convertible into shares of common or other stock for a period of 18 months after the earlier of: (i) the date that Columbus - Israel has registered the shares to be issued to the Debenture holders as free trading on a recognized stock exchange; or (ii) the date that Columbus - Israel has effected a reorganization such that the Debentures have been adopted by a corporation the shares of which are publicly traded on a recognized stock exchange.

On July 3, 2007, Columbus - Israel entered into a loan agreement with Rock Wings, Ltd. (“Rock Wings”), a related party entity. Columbus - Israel borrowed $106,983 from Rock Wings at an interest rate of 8.56%. An initial payment of $10,460 was due on July 15, 2007, and was paid by the Company. The remaining amount of the loan was to be repaid in 14 monthly installments of $7,642 commencing on November 1, 2007. In addition to the monthly payment of principal, Columbus - Israel is also obligated to pay the interest accrued on the remaining principal of the loan amount. Subsequently, the loan agreement was amended such that the monthly payments will begin on January 1, 2008, with 12 monthly installments of $8,044.

On July 3, 2007, Columbus - Israel entered into a loan agreement with its Director and sole stockholder. The loan consolidated prior loans by the Director and stockholder to the company. The loan was for $71,544. The terms and conditions of the loan agreement required Columbus - Israel to pay $36,120 by the end of July, 2007, and monthly payments of $2,408 beginning on January 1, 2008, plus interest. Interest is computed using the base index of the Israeli general price index as of July 1, 2007, plus annual interest of 4.0%. As of December 31, 2007, the loan had been repaid in its entirety.

On July 3, 2007, Columbus - Israel entered into an Employment Agreement with its president (who is also the President, Director, and majority stockholder of Columbus - USA) for his services as Chief Executive Officer. The Employment Agreement provides for a monthly salary of approximately $6,195, and, among various employee benefits, a pension fund, severance fund, and the use of a company cellular telephone and automobile. The Employee Agreement further provides that a bonus may be negotiated between the parties at the earlier of (i) six months after the date of the Agreement; and (ii) the company executing a single business transaction that will bring gross revenues to the company which exceeds approximately $100,000. The Employment Agreement may be cancelled by either party upon 30 days notice.

On August 13, 2007, the Company issued a promissory note in the amount of $250,000 to a former Director of the Company, in connection with expenses of the reverse merger. The promissory note bears interest at nine percent per annum, is unsecured, and has a due date of February 13, 2009.

On September 3, 2007, the Company did not repay the amounts due on the Debentures, and was in default. As a result, two holders of the Debentures converted a total of $180,000 in Debenture debt, plus accrued interest, into a total of 20,456,000 shares (10,228,000 shares for each) of common stock of the Company, par value $0.0001. As of April 9, 2008, the Company continued in default on the remaining three Debentures.

On September 17, 2007, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with CLX & Associates, Inc (“CLX”). CLX shall provide services to the Company in connection with (i) short-term strategic planning; (ii) short-term crisis management; (iii) short-term marketing; (iv) meeting with/selecting qualified companies for joint ventures; (v) contracting and interviewing qualified accounting firms and legal counsel; (vi) recruitment of key executives and staff; (vii) public relations services as shall be agreed by the parties; (viii) internet and website design; and (ix) recommendation and identification of members of the Board of Directors. The terms of the Consulting Agreement are for one month at a cost to the Company of $100,000, which the Company has prepaid. The Consulting Agreement may be extended for up to four additional one month periods at a cost of $100,000 per each additional month.

(9) Income Taxes

The provision (benefit) for income tax for the periods ended December 31, 2007, and 2006, were as follows (assuming a 34% effective tax rate):
	2007	2006

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$247,700	$46,787
Change in valuation allowance	(247,700)	(46,787)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2007, and 2006, as follows:

	2006	2005
Loss carryforwards	$332,895	$85,195
Less - Valuation allowance	(332,895)	(85,195)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2007, and 2006, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2007, the Company had approximately $924,114 in tax loss carryforwards that can be utilized in future periods to reduce taxable income.

(10)  Significant Customers

For the years ended December 31, 2007, the Company had two customers that accounted for more that 10 percent of total revenues, as described below. For the year ended December 31, 2006, the Company had one customer that accounted for more than 10 percent of total revenues.

	2007	2006

Customer A	$25,844	$14,628
Customer B	11,228	-

(11) Subsequent Events

Subsequent to December 31, 2007, on January 7, 2008, the Company extended the Consulting Agreement (see Note 8) signed on September 17, 2007, with CLX & Associates, Inc. The terms of the extension are for an additional four months at a cost of $275,000. At the end of the four months the Company will have the option to extend the agreement at a cost of $100,000 per month.

Subsequent to December 31, 2007, on March 28, 2008, the Company was approved to be part of the Hewlett-Packard (“HP”) Developer & Solution Partner Program (“DSPP”). DSPP allows for the Company to utilize HP’s experience and knowledge to assist with the Company’s solution lifecycle. The Company is allowed to participate through DSPP in an equipment program, development and technical support, and marketing and sales support.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

We have had no changes in and disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2007.

Item 8a. Controls and Procedures

Within the 90-day period preceding the filing of this Report, our management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the “Disclosure Controls”) as of the end of the period covered by this Form 10-KSB and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year. This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”).

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, no absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitation in a cost effective control system, misstatements due to error or fraud may occur and not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

Conclusions

Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accord with the U.S. Securities and Exchange Commission’s requirements, the CEO and CFO conducted an evaluation of the Company’s internal control over financial reporting (the “Internal Controls”) to determine whether there have been any changes in Internal Controls that occurred during the quarter which have materially affected or which are reasonably likely to materially affect Internal controls. Based on this evaluation, there have been no such changes in Internal Controls during the last quarter of the period covered by this Report.

Part III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers as of April 10, 2008.

Our Directors hold office until the next annual meeting of our stockholders or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Tsvika Friedman 45 Director, Chief Executive Officer, Mr. Tsvika Friedman, Chief Executive Officer, founded the Company in 2004. He has extensive experience and in-depth knowledge of GIS applications and markets. In addition to many years of managerial experience, Mr. Friedman brings a comprehensive understanding of off-road, urban, and airborne geographical mapping systems. He has worked on international mapping projects for government agencies in Germany, Ireland, Japan, Jordan, Norway, USA, as well as the United Nations UNRWA.

Each Director of the Company serves for a term of one year or until the successor is elected at the Company's annual stockholders' meeting and is qualified, subject to removal by the Company's stockholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified.

AUDIT COMMITTEE AND FINANCIAL EXPERT

We do not have an audit committee or an audit committee financial expert. Our corporate financial affairs are simple at this stage of development and each financial transaction can be viewed by any officer or Director at will. The policy of having no committee will change if the constitution of one such becomes necessary as a result of growth of the Company or as mandated by public policy.

CODE OF ETHICS

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers; however, the Company plans to implement such a code in the fiscal year of 2008.
 .
Item 10. Executive Compensation

On July 3, 2007, Columbus - Israel entered into an Employment Agreement with its president (who isalso the President, Director, and majority stockholder of Columbus Geographic Systems (GIS) Ltd.) for his services as Chief Executive Officer. The Employment Agreement provides for a monthly salary of approximately $6,195, and, among various employee benefits, a pension fund, severance fund, and the use of a company cellular telephone and automobile. The Employee Agreement further provides that a bonus may be negotiated between the parties at the earlier of (i) six months after the date of the Agreement; and (ii) the Company executing a single business transaction that will bring gross revenues to the Company which exceeds approximately $100,000. The Employment Agreement may be cancelled by either party upon 30 days notice.

OPTION/SAR GRANTS

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any Director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or Directors since we were founded.

LONG-TERM INCENTIVE PLANS AND AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by our officer or Director or employees or consultants since we were founded.

COMPENSATION OF DIRECTORS

There are no arrangements pursuant to which our Director is or will be compensated in the future for any services provided as a Director.
 .
Director and Officer Insurance

The Company does not have Directors and officers (“D & O”) liability insurance at this time.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following information table sets forth certain information regarding the Company's common stock ownership on April 10, 2008, by (1) any person (including any “group”) who is known by the Company to own beneficially more than 10% of its outstanding Common Stock, (2) each director and executive officer, and (3) all executive officers and directors as a group. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares. The Company does not believe that any other stockholders act as a “group,” as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended.

Name and address	Shares Owned(1)	Percentage
Tsvika Friedman c/o The Company	200,000,000	90.7%

All Officers and Directors as a Group (1 Person)	200,000,000	90.7%

(1)
Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or entity has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or entity, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person or entity shown in the table.

Item 12. Certain Relationships and Related Transactions Issuance of Stock

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders, or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

Pursuant to the Stock Purchase Agreement, dated as of August 14, 2007, the Corporation issued 200,000,000 to Tsvika Friedman a total of 200,000,000 shares of common stock of the Corporation for 1,000 shares of the new subsidiary.

On July 3, 2007, Columbus - Israel issued to five separate non-affiliated subscribers Convertible Debentures (the “Debentures”) for cash proceeds in the aggregate of $440,000. The Debentures carry an interest rate of 10 percent per annum, and were due on September 3, 2007, unless otherwise paid to the holders, or converted into shares of common stock. The holders of the Debentures were able, upon call, to receive shares of common stock of Columbus - Israel at an exercise price of $1,760 per share, for a total of 250 shares for the entire principal amount.

On July 3, 2007, Columbus - Israel also issued to the holders of the Debentures warrants to purchase a total of 32 shares of common stock of Columbus - Israel at the price per share of $15,625, for aggregate proceeds of 500,312.50, subject to certain adjustments. The warrants may be exercised over a period of seven years.

On July 3, 2007, as a condition of issuing the Debentures, Columbus - Israel and its sole stockholder entered into Lock Up Agreements whereby they agreed to refrain from issuing any common or other stock, options, warrants or any other security exercisable or convertible into shares of common or other stock for a period of eighteen 18 months after the earlier of: (i) the date that Columbus - Israel has registered the shares to be issued to the Debenture holders as free trading on a recognized stock exchange; or (ii) the date that Columbus - Israel has effected a reorganization such that the Debentures have been adopted by a corporation the shares of which are publicly traded on a recognized stock exchange.

On July 3, 2007, Columbus - Israel entered into a loan agreement with Rock Wings, Ltd. (“Rock Wings”), an entity controlled by the Uncle of Tsvika Friedman and therefore a related party. Columbus - Israel borrowed $97,451 from Rock Wings at an interest rate of 8.56%. An initial payment of $10,460 was due and paid on July 15, 2007. The remaining amount of the loan shall be repaid in 14 monthly installments of $8,044 to commence on January 2008. In addition to the monthly payment of principal, Columbus - Israel is also obligated to pay the interest accrued on the remaining principal of the loan amount.

On July 3, 2007, Columbus - Israel entered into a loan agreement with its Director and sole shareholder. The loan consolidated prior loans by the Director and shareholder to the company. The loan was for $71,544. The terms and conditions of the loan agreement required Columbus - -Israel to pay $36,120 by the end of July, 2007, and monthly payments of $2,408 beginning on January 1, 2008, plus interest. Interest is computed using the base index of the Israeli general price index as of July 1, 2007, plus annual interest of 4.0%. As of December 31, 2007, Columbus - Israel had repaid the loan in its entirety.

On July 3, 2007, Columbus - Israel entered into an Employment Agreement with its president (who is also the President, Director, and majority stockholder of Columbus - USA) for his services as Chief Executive Officer. The Employment Agreement provides for a monthly salary of approximately $6,195, and, among various employee benefits, a pension fund, severance fund, and the use of a Company cellular telephone and automobile. The Employee Agreement further provides that a bonus may be negotiated between the parties at the earlier of (i) six months after the date of the Agreement; and (ii) the Company executing a single business transaction that will bring gross revenues to the Company which exceeds approximately $100,000. The Employment Agreement may be cancelled by either party upon 30 days notice.

On August 13, 2007, the Company issued a promissory note in the amount of $250,000 to a former Director of the Company. The promissory note bears interest at nine percent per annum, is unsecured, and has a due date of February 13, 2009.

Effective August 14, 2007, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the sole shareholder of Columbus- Israel, whereby Columbus Geographic Systems (GIS) Ltd. acquired all of the issued and outstanding capital stock of Columbus - Israel (1,000 shares) in exchange for 200,000,000 shares of common stock (post-reverse split) of the Company. The common stock of the Company has a par value of $.0001 per share. As a result of the Stock Purchase Agreement, the stockholder of Columbus - Israel controls the Company. In addition, as a result of the Stock Purchase Agreement, the Company adopted and assumed all of the undertakings of Columbus - Israel under the Convertible Debenture, Warrants, and Lock Up Agreements.

On September 3, 2007, the Company did not repay the amounts due on the Debentures, and was in default. As a result, two holders of the Debentures converted a total of $180,000 in Debenture debt, plus accrued interest, into a total of 20,456,000 shares (10,228,000 shares for each) of common stock of the Company, par value $.0001. As of April 10, 2008, the Company continued in default on the remaining three Debentures.

Item 13. Exhibits
Index to Exhibits

Exhibit
2.1 *	Stock Purchase Agreement (1)
3.1 *	Articles of Incorporation (1)
3.2 *	By-Laws (1)
10.1 *	Report of Custodian and Order of Court (1)
10.2 *	Promissory Note with Rock Wings, Ltd. (1)
10.3 *	Employment Agreement with Tsvika Friedman (1)
10.4 *	Promissory Note with [Former Director] (1)
10.5 *	Form of Convertible Debenture (1)
10.6 *	Form of Warrant (1)
10.7 *	Form of Lock-Up Agreement (1)
10.8 *	Distribution Agreements (1)
31.1 (1)	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A 14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13A 14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Previously filed as an exhibit to the Company’s Form 10-SB filed on December 7, 2007
(1) Filed herewith

Item 14. Principal Accounting Fees and Services

During the fiscal year ended December 31, 2007, we paid a total of $13,500 in audit fees. We paid no fees for audit-related, tax or other fees for professional services rendered by the independent certified public accountant who audited the financial statements of the Nevada corporation that are filed herewith as those of the Company. See Item 7, “Financial Statements,” above.

During the fiscal year ended December 31, 2007, the Registrant did not have an audit committee.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Columbus Geographic Systems (GIS) Ltd. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on April 10, 2008.

Columbus Geographic Systems (GIS) Ltd.

By:	/s/ Tsvi Friedman

Tsvi Friedman, President/CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on April 10, 2008.

Signature	Title	Date

/s/ Tsvi Friedman,	President/Chief Executive Officer	April 10, 2008
Tsvi Friedman	and Chief Financial Officer and Director