Form 10QSB
period 2008-03-31
COLUMBUS GEOGRAPHIC SYSTEMS LTD
filed 2008-05-21
CIK 1419931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of 1934
for the quarterly period ended: March 31, 2008

Commission File number: 333-147629

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of Incorporation or organization)

87-0772357
 (IRS Employee Identification No.)

POB 47
Timorim 79860
Israel
353 91 754487
Phone number: 353 91 754487
 (Address of principal executive offices)

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class	Shares outstanding	Date
Common, $.001 par value	220,538,749	May 19, 2008

__________________________________________
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☐

TABLE OF CONTENTS

Columbus Geographic Systems (GIS) Ltd.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
INDEX TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

Financial Statements -

Balance Sheet as of March 31, 2008, and December 31, 2007	F-2

Statements of Operations and Comprehensive (Loss) for the Three Months
Ended March 31, 2008, and 2007	F-3

Statements of Cash Flows for the Three Months Ended
March 31, 2008, and 2007	F-4

Notes to Financial Statements March 31, 2008, and 2007	F-6

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
BALANCE SHEETS (NOTE 2)
AS OF MARCH 31, 2008, AND DECEMBER 31, 2007

ASSETS
	2008	2007
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$9,190	$16,666
Accounts Receivable-
Trade	22,560	25,883
Less - Allowance for doubtful accounts	(3,858)	(3,537)
Prepaid expenses	628	-
Total current assets	28,520	39,012
Property and Equipment:
Office and computer equipment	101,371	89,223
Furniture and fixtures	11,973	10,975
	113,344	100,198
Less - Accumulated depreciation and amortization	(41,140)	(32,648)
Net property and equipment	72,204	67,550
Other Assets:
Deposits and other	2,264	576
Total other assets	2,264	576
Total Assets	$102,988	$107,138

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Bank overdrafts	$13,922	$37,639
Bank loans and other debt, current portion	111,272	13,601
Current portion of convertible notes	260,000	113,283
Notes payable	31,111	260,000
Accounts payable - Trade	89,096	79,850
Due to related party - Director and stockholder	454	-
Due to related party - Stockholder	122,539	-
Accrued liabilities	90,728	71,628
Total current liabilities	719,122	576,001
Long-term Debt, less current portion:
Bank loans and other debt	4,557	7,742
Note payable, related party	250,000	250,000
Severance pay	35,460	28,245
Total long-term debt	290,017	285,987
Total liabilities	1,009,139	861,988
Commitments and Contingencies
Stockholders' (Deficit):
Capital stock, par value $.0001 per share; 999,000,000 shares
authorized; 220,534,110 shares issued and outstanding	22,054	22,054
Additional paid-in capital	162,187	162,187
Accumulated other comprehensive (loss)	(65,724)	(14,977)
Accumulated (deficit)	(1,024,668)	(924,114)
Total stockholders' (deficit)	(906,151)	(754,850)
Total Liabilities and Stockholders' (Deficit)	$102,988	$107,138

The accompanying notes to financial statements are
an integral part of these balance sheets.

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2008, AND 2007
(Unaudited)

	2008	2007
Revenues:
Product sales	31,126	$16,166
Total revenues	31,126	16,166
Cost of Goods Sold:
Product sales	10,556	45,474
Total cost of goods sold	10,556	45,474
Gross Profit (Deficit)	20,570	(29,308)
Expenses:
General and administrative	37,412	18,242
Total general and administrative expenses	37,412	18,242
(Loss) from Operations	(62,483)	(47,550)
Other Income (Expense):
Interest and other income	31	-
Interest (expense)	(38,103)	(3,704)
Total other income (expense)	(38,072)	(3,704)
Income (Loss) before Income Taxes	(100,555)	(51,254)
Provision (Benefit) for Income Taxes	-	-
Net (Loss)	(100,555)	(51,254)
Comprehensive (Loss):
Israeli currency translation	(50,747)	(3,465)
Total Comprehensive (Loss)	$(151,302)	$(54,719)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares
Outstanding During the Periods- Basic and Diluted	220,534,110	200,078,110

The accompanying notes to financial statements are
An integral part of these statements.

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2008, AND 2007
(Unaudited)

	2008	2007
Operating Activities:
Net (loss)	$(100,554)	$(51,254)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	8,492	2,604
Changes in net assets and liabilities-
Accounts receivable	3,644	(4,715)
Prepaid expenses	(628)	-
Deposits	(1,688)	(7)
Accounts payable - Trade	9,246	24,553
Accrued liabilities	23,873	13,320
Net Cash (Used in) Operating Activities	(57,615)	(15,499)

Investing Activities:
Purchases of and adjustments to property and equipment	(13,146)	(8,475)
Net Cash (Used in) Provided by Investing Activities	(13,146)	(8,475)

Financing Activities:
Proceeds from long-term debt	19,713	55,658
Payment on long-term debt	(17,694)	(5,624)
Proceeds from (offset to) bank overdrafts	(23,717)	(5,779)
Notes payable	17,510	3,243
Due to related party - Stockholder	122,539
Due from related party - Director and stockholder	(4,319)	(17,513)
Net Cash Provided by Financing Activities	114,032	29,985
Effect of Exchange Rate Changes on Cash	(50,747)	(3,465)
Net Increase (Decrease) in Cash	(7,476)	2,546
Cash - Beginning of Period	16,666	9,676
Cash - End of Period	$9,190	$12,222

The accompanying notes to financial statements are
an integral part of these statements.

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2008, AND 2007
(Unaudited)

Supplemental Disclosures of Cash Flow Information:
	2008	2007
Cash paid during the periods for:
Interest	$15,563	$3,704
Income taxes	$-	$-

Supplemental Information of Noncash Investing and Financing Activities:

On August 14, 2007, the Company entered into a Stock Purchase Agreement with Columbus - Israel, and issued 200,000,000 shares of its common (post reverse split) for all of the issued and outstanding capital stock of Columbus - Israel (1,000 shares of common stock). Immediately following the completion of the Stock Purchase Agreement transaction, the Company had 200,082,749 shares of its common stock outstanding. At that time, Mr. Tsvika Friedman, the sole Director and officer of Columbus - Israel, owned 200,000,000 shares of the Company's common stock, or 99.9 percent of the then issued and outstanding common stock of Columbus - USA, and had voting control. Through this process Columbus - Israel is considered to have acquired Columbus - USA by a reverse merger. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Columbus - Israel and Columbus - USA brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

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
 NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

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

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

Given that Columbus - Israel is considered to have acquired Columbus - USA by a reverse merger through a Stock Purchase Agreement (see Note 10), and its stockholder currently has voting control of Columbus - USA, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of March 31, 2008, and 2007, and the operations for the three months ended March 31, 2008, and 2007, of Columbus - Israel under the name of Columbus - USA. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Columbus - Israel and Columbus - USA brought forward at their historical bases. The costs associated with the reverse merger are expensed as incurred.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2008, and for the three months ended March 31, 2008, and 2007 and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2008, and the results of its operations and its cash flows for the three months ended March 31, 2008, and 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of December 31, 2007, in its Annual Report on Form 10-KSB filed with the SEC for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

 Accounts Receivable

Accounts receivable consist of amounts due from customers, employees and related parties. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of March 31, 2008, and 2007, an allowance for doubtful accounts of $3,858, and $3,275, respectively, was deemed necessary. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the three months ended March 31, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

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

  Advertising and Promotion Costs

Advertising and promotion costs are charged to operations when incurred. For the three months ended March 31, 2008, and 2007, advertising and promotion costs amounted to $1,386 and $0 respectively.

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the three months ended March 31, 2008, and 2007, the only components of comprehensive (loss) were the net (loss) for the periods, and the foreign currency translation adjustments.

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

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

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

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2008, the Company’s financial instruments approximated fair value to do the nature and maturity of such instruments.

 Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2008, and revenues and expenses for the three months ended March 31, 2008, and 2007. Actual results could differ from those estimates made by management.

(2) Going Concern

During the three months ended March 31, 2008, and 2007, and subsequent thereto, the Company continued its operations, and through August 2007, its reverse merger, debenture, and other debt issuance activities. Subsequent to August 14, 2007, the effective date of the reverse merger between Columbus - USA and Columbus - Israel, the Company pursued its operations and business expansion activities with the proceeds provided from convertible debentures and other debt.

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

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses, and had negative working capital as of March 31, 2008. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Long-term Debt

The Company has certain loans and bank arrangements to fund its operations in Israel which are described as follows:

2008
Bank loan, monthly payments through
June 28, 2009; interest at 5.74% per
annum; secured	$21,017

Loan from related party; 10% of principal due
July 15, 2007; 14 monthly payments
commencing November 1, 2007; interest
at 8.56% per annum; unsecured	94,812

Promissory note due to a related party;
principal due on February 13, 2009; interest
at 9.0% per annum; unsecured	250,000
365,829
Less - Current portion	(361,272)
Long-term portion	$4,557

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

Future minimum long-term debt payments required are as follows:

Year ending March 31,	Amount
2008	$361,272
2009	4,557
Total	$365,829

(4) Common Stock

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

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

(5) Recent Accounting Pronouncements

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

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

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

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)
(6) Related Party Transactions

As described in Note 7, on July 3, 2007, Columbus - Israel entered into a loan agreement with its Director and sole stockholder. The loan consolidated prior loans by the Director and stockholder to the Company. The loan was for $71,544. The terms and conditions of the loan agreement required Columbus - Israel to pay $36,120 by the end of July, 2007, and monthly payments of $2,408 beginning on January 1, 2008, plus interest. Interest is computed using the base index of the Israeli general price index as of July 1, 2007, plus annual interest of 4.0%. As of September 31, 2007, the balance had been repaid in full to the Director and stockholder.

As described in Note 7, on July 3, 2007, Columbus - Israel entered into a loan agreement with Rock Wings, Ltd. (“Rock Wings”), a related party entity. Columbus - Israel borrowed $116,703 from Rock Wings at an interest rate of 8.56%. An initial payment of $11,410 was due on July 15, 2007, and was paid by the Company. The remaining amount of the loan was to be repaid in 14 monthly installments of $7,520 commencing on November 1, 2007. In addition to the monthly payment of principal, Columbus - Israel is also obligated to pay the interest accrued on the remaining principal of the loan amount. Subsequently, the loan agreement was amended such that the monthly payments will begin on January 1, 2008, with 12 monthly installments of $8,774.

As described in Note 7, on August 13, 2007, the Company issued a promissory note in the amount of $250,000 to a former Director of the Company, in connection with expenses of the reverse merger. The promissory note bears interest at nine percent per annum, is unsecured, and has a due date of February 13, 2009.

As described in Note 7, on July 3, 2007, Columbus - Israel entered into an Employment Agreement with its president (who is also the President, Director, and majority stockholder of Columbus - USA) for his services as Chief Executive Officer. The Employment Agreement provides for a monthly salary of approximately $6,195, and, among various employee benefits, a pension fund, severance fund, and the use of a company cellular telephone and automobile. The Employee Agreement further provides that a bonus may be negotiated between the parties at the earlier of (i) six months after the date of the Agreement; and (ii) the Company executing a single business transaction that will bring gross revenues to the Company which exceeds approximately $100,000. The Employment Agreement may be cancelled by either party upon 30 days notice.

As of March 31, 2008, the Company owed to a Director and stockholder $454 that he loaned to the Company. The loan was provided for working capital purposes, is unsecured, non-interest bearing, and has no terms for repayment.

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

(7) Commitments and Contingencies

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

On July 3, 2007, as a condition of issuing the Debentures, Columbus - Israel and its sole stockholder entered into Lock Up Agreements whereby they agreed to refrain from issuing any common or other stock, options, warrants, or any other security exercisable or convertible into shares of common or other stock for a period of 18 months after the earlier of: (i) the date that Columbus - Israel has registered the shares to be issued to the Debenture holders as free trading on a recognized stock exchange; or (ii) the date that Columbus - Israel has effected a reorganization such that the Debentures have been adopted by a corporation the shares of which are publicly traded on a recognized stock exchange.

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

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

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

On September 17, 2007, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with CLX & Associates, Inc (“CLX”). CLX shall provide services to the Company in connection with (i) short-term strategic planning; (ii) short-term crisis management; (iii) short-term marketing; (iv) meeting with/selecting qualified companies for joint ventures; (v) contracting and interviewing qualified accounting firms and legal counsel; (vi) recruitment of key executives and staff; (vii) public relations services as shall be agreed by the parties; (viii) internet and website design; and (ix) recommendation and identification of members of the Board of Directors. The terms of the Consulting Agreement are for one month at a cost to the Company of $100,000, which the Company has prepaid. The Consulting Agreement may be extended for up to four additional one month periods at a cost of $100,000 per each additional month. On January 7, 2008, the Company extended the Consulting Agreement. The terms of the extension are for an additional four months at a cost of $275,000. At the end of the four months the Company will have the option to extend the agreement at a cost of $100,000 per month.

On March 28, 2008, the Company was approved to be part of the Hewlett-Packard (“HP”) Developer & Solution Partner Program (“DSPP”). DSPP allows for the Company to utilize HP’s experience and knowledge to assist with the Company’s solution lifecycle. The Company is allowed to participate through DSPP in an equipment program, development and technical support, and marketing and sales support.

As of March 31, 2008, the Company owed to a lender and a stockholder $122,539 that was loaned to the Company. The loan was provided for working capital purposes, is unsecured, bears an interest rate of 10%, and is due in full, including accrued interest, on June 30, 2008.

ITEM - 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER “RISK FACTORS” IN THIS “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH “SELECTED FINANCIAL DATA” AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Plan of Operation

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

On November 3, 2006, Jeff Volpe filed a Report of Custodian and Request for Discharge in the Second Judicial District Court of the State of Nevada in and for the County of Washoe. In his order he stated that he was appointed Custodian for corporation under NRS 78.347(2), and had investigated the then current condition and status of the Corporation, attempted to locate former officers and Directors and undertook a search for the corporate and financial records of the corporation. After determining that the former officers and Directors could not be located and had in effect abandoned their duties to the Corporation and the shareholders, Mr. Volpe appointed Mark Smith as the sole officer and Director of the Corporation.

An order of the Second Judicial District Court of the State of Nevada in and for the County of Washoe, Case No. CV06-01985, Dept. No. B6, approving the Report and Discharge of Custodian was signed on the 8th day of November, 2006.

Thereafter, on February 11, 2007, control of the Corporation as evidenced by the shares held by Milagrosa Vista Corp. and Hipoteca Sevilla, Inc. was sold to Itzhak Myzel (an unaffiliated third-party investor) for $200,000.

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

Where you can find us
Our principal offices are located at POB 47, Timorim 79860, Israel.

Results of Operations for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.
Three Months Ended March 31, 2008, Compared to Three Months Ended March 31,2007

Revenues-

For the three months ended March 31, 2008, the Company recognized $31,126 in revenues compared to $16,166 for the same period in 2007, which resulted in an overall increase of $14,960, or 92.5%. The overall increase in revenues resulted primarily from an increase in product sales.

Cost of Goods Sold-

Cost of goods sold amounted to $10,556 compared to $45,474 for the same period in 2007, resulting in a decrease of $34,918, or 76.8%. The decrease was primarily attributed to decreases in salaries and wages, offset against an increase in depreciation.

General and Administrative Expenses-

General and administrative expenses increased from $18,242 in 2007, to $83,053 for the same period in 2008, resulting in an overall increase of $64,811, or 355.3%. The increase was primarily attributed to increases in office and supply expenses, salaries and wages, professional fees, telephone and communications expenses, vehicle expenses, and depreciation expense, offset by realized foreign exchange gains.

Other Income (Expense)-

Other income (expense) for the three months ended March 31, 2008 amounted to an expense of $38,072, from an expense of $3,704 for the same prior period. The increase of $34,399 or 927.9% was primarily attributable to an increase in interest expense of $34,399 related to the Company’s convertible notes and other debt offset by an increase in interest income of $31.

Net (Loss)-

Net (Loss) for the three months ended March 31, 2008 went from net (loss) of $51,254 in 2007 to a net loss of $100,555. The increase in the loss of $49,301, or 96.2%, was due to the net impact of the items described previously in 2008.

Comprehensive Income (Loss)-

Comprehensive income (loss) for the three months ended March 31, 2008, increased from comprehensive loss of $54,719 in 2007 to comprehensive loss of $151,302 in 2008, for an overall increase of the loss of $96,583 or 176.5%. The decrease was due primarily to the business activities described above and fluctuations in Israeli currency.

Weighted Average Number of Shares Outstanding-

The weighted average number of common shares outstanding increased from 200,078,110 in 2007 to 220,534,110 in 2008. The increase was primarily due to transactions that were completed involving our common stock.

Liquidity and Capital Resources

For the three months ended March 31, 2008, the Company used net cash in operating activities of $57,615, compared to net cash used in operating activities of $15,499 for the same period in 2007. The use of cash in operating activities was primarily experienced by the net (loss) for the period of $100,554, increases in prepaid expenses, and deposits, offset by accrued interest, depreciation, accounts payable - trade, and accrued interest.

For the three months ended March 31, 2008, the Company used $13,146 in investing activities for the purchase of and adjustments to property and equipment, compared to $8,475 for the same period in 2007.

For the three months ended March 31, 2008, the Company experienced net cash provided from investing activities of $114,032 compared to $29,985 for the same period in 2007. The increase in net cash provided by investing activities was primarily attributable to the proceeds from the issuance of debt, offset by the repayment of notes payable and the amount due to a Director and stockholder 2008.

As of March 31, 2008, the Company had cash and cash equivalents of $9,190, and negative working capital of $690,602. In order for the Company to realize its Business Plan, it will be required to raise additional cash resources through debt and equity formation transactions in the near term.

GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained losses of $100,555 and $51,254 for the three-month periods ended March 31, 2008, and 2007. The Company had an accumulated deficit of $1,024,668 as of March 31, 2008. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts.

RISK FACTORS

OUR BUSINESS IS SUBJECT TO MANY RISK FACTORS, INCLUDING THE FOLLOWING (REFERENCES TO “OUR,” “US,” “WE,” AND WORDS OF SIMILAR MEANING) IN THESE RISK FACTORS REFER TO THE COMPANY.

We Have Not Paid Any Cash Dividends In The Past And Have No Plans To Issue Cash Dividends In The Future, Which Could Cause The Value Of Our Common Stock To Have A Lower Value Than Other Similar Companies Which Do Pay Cash Dividends.
We have not paid any cash dividends on our common stock to date and do not anticipate any cash dividends being paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to issue cash dividends in the future, our common stock could be less desirable to other investors and as a result, the value of our common stock may decline, or fail to reach the valuations of other similarly situated companies who have historically paid cash dividends in the past.

We have incurred significant losses to date and expect to continue to incur losses.
For the three months ended March 31, 2008, we incurred a net loss of $100,555. As of that same date, we had an accumulated deficit of $1,024,668. We expect to continue to incur losses for at least the next six months.  Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

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
We do not have any patents, trademarks or any other protection over our intellectual property. All of our intellectual property is "know how" and not original proprietary intellectual property. The theft or unauthorized use of our intellectual property is not sufficiently provided for, and our intellectual property is extremely susceptible to theft or unauthorized use. Any theft or unauthorized use of our intellectual property could materially adversely affect our operations.

We depend on the services of our chief executive officer, and implementation of our business plan could be seriously harmed if we lost the services of our CEO.
We depend heavily on the services of Tsvika Friedman our CEO. We do not have “key person” life insurance policy on Tsvika Friedman to cover our losses in the event of his death. The loss of his services would disrupt our business operations which could reduce our revenues and profits.

Our Chief Executive Officer and Other Management have absolute control of our affairs.
Our management controls 90.7% of our common stock, which gives him absolute control over our affairs including the right to elect and remove Directors, appoint officers, amend our Articles of Incorporation and Bylaws, and approve a merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of voting control could inhibit the management of our business and affairs and have the effect of delaying, deferring, or preventing a change in control or impeding a merger, consolidation, takeover, or other business combination which other shareholder, may view favorably. Therefore, you will not be able to exert any control over our business. This greatly reduces the value of your investment and your sole remedy for disagreeing with the direction of our business will be to sell your shares.

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

It may be difficult to effect service of United States process and enforce United States legal process against our Directors and us.
We are organized under the laws of Nevada. Therefore, our stockholders are able to effect service of process in the United States upon us. However, our directors and almost all of our operating assets are located outside the UnitedStates in the State of Israel. As a result, it may not be possible to effect service of process upon our Directors in the State if Israel, nor may it be possible to enforce judgments of United States courts against these directors or our assets. Any judgments of United States courts against our directors residing in the State of Israel will have to be domesticated in the State of Israel in accordance with Israeli law. Original actions or actions for enforcement of judgments of United States courts predicated solely upon the laws of the United States, including the United States federal securities laws, may not be enforceable in the State of Israel. In addition, awards of punitive damages in actions brought in the United States or elsewhere may not be enforceable in the State of Israel.

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
Our common stock has been quoted on the Pink Sheets under the symbol “CGSE.pk.” There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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
Our common stock is currently listed for trading on the Pink Sheets which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Penny stocks sold in violation of the applicable rules may entitle the buyer of the stock to rescind the sale and receive a full refund from the broker.

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

Further, Israel was engaged in an armed conflict with Hezbollah in the summer of 2006, a Lebanese Islamist Shiite militia group, which involved thousands of missile strikes and disrupted most day-to-day civilian activity in northern Israel. Any armed conflicts, terrorist activities or political instability in the region would likely negatively affect business conditions and could significantly harm our results of operations.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report on Form 10-QSB (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS
Exhibit

Exhibit
2.1 *	Stock Purchase Agreement (1)
3.1 *	Articles of Incorporation (1)
3.2 *	Bylaws (1)
10.1 *	Report of Custodian and Order of Court (1)
10.2 *	Promissory Note with Rock Wings, Ltd. (1)
10.3 *	Employment Agreement with Tsvika Friedman (1)
10.4 *	Promissory Note with [Former Director] (1)
10.5 *	Form of Convertible Debenture (1)
10.6 *	Form of Warrant (1)
10.7 *	Form of Lock-Up Agreement (1)
10.8 *	Distribution Agreements (1)
31.1 (1)	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Previously filed as an exhibit to the Company’s Form 10-SB filed on December 7, 2007
(1) Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Columbus Geographic Systems (GIS) Ltd. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on May 20, 2008.

Columbus Geographic Systems (GIS) Ltd.

By:	/s/ Tsvi Friedman
Tsvi Friedman, President/CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on February 28, 2008.

Signature	Title	Date

/s/ Tsvi Friedman,	President/Chief Executive Officer	May 20, 2008
Tsvi Friedman	and Chief Financial Officer and Director