Form 10-Q
period 2008-06-30
COLUMBUS GEOGRAPHIC SYSTEMS LTD
filed 2008-08-18
CIK 1419931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Mark one
☐ Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of 1934 for the quarterly period ended: June 30, 2008

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the transition period from ___________________ to ___________________

Commission File number: 000-52962

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0772357
(State or other jurisdiction of Incorporation or organization)	(IRS Employee Identification No.)

POB 47
Timorim 79860
Israel
Phone number: 353 91 754487
 (Address of principal executive offices)

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding	Date
Common, $.001 par value	220,538,749	August 14, 2008
__________________________________________
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☐

TABLE OF CONTENTS

Columbus Geographic Systems (GIS) Ltd.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS
COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
INDEX TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2008, AND DECEMBER 31, 2007
(Unaudited)

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$13,554	$16,666
Accounts Receivable-
Trade	11,804	25,883
Less - Allowance for doubtful accounts	(4,039)	(3,537)
Prepaid expenses	657	-
Total current assets	21,976	39,012

Property and Equipment:
Office and computer equipment	106,458	89,223
Furniture and fixtures	12,534	10,975
	118,992	100,198
Less - Accumulated depreciation and amortization	(48,870)	(32,648)
Net property and equipment	70,122	67,550

Other Assets:
Deposits and other	1,558	576
Total other assets	1,558	576
Total Assets	$93,656	$107,138

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Bank overdrafts	$23,490	$37,639
Bank loans and other debt, current portion	116,319	13,601
Current portion of convertible notes	260,000	113,283
Notes payable	28,396	260,000
Accounts payable - Trade	101,984	79,850
Due to related parties	150,614	-
Accrued liabilities	107,639	71,628
Total current liabilities	788,442	576,001

Long-term Debt, less current portion:
Bank loans and other debt	-	7,742
Note payable, related party	250,000	250,000
Severance pay	26,489	28,245
Total long-term debt	276,489	285,987
Total liabilities	1,064,931	861,988

Commitments and Contingencies

Stockholders' (Deficit):
Capital stock, par value $.0001 per share; 999,000,000 shares authorized; 220,534,110 shares issued and outstanding	22,054	22,054
Additional paid-in capital	162,187	162,187
Accumulated other comprehensive (loss)	(95,387)	(14,977)
Accumulated (deficit)	(1,060,129)	(924,114)
Total stockholders' (deficit)	(971,275)	(754,850)
Total Liabilities and Stockholders' (Deficit)	$93,656	$107,138

The accompanying notes to financial statements are
an integral part of these balance sheets.

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) (NOTE 2) (RESTATED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008, AND 2007
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Product sales	$46,145	$19,641	$77,271	$35,806
Total revenues	46,145	19,641	77,271	35,806

Cost of Goods Sold:
Product sales	9,631	11,388	20,187	19,977
Total cost of goods sold	9,631	11,388	20,187	19,977
Gross Profit (Deficit)	36,514	8,253	57,084	15,829

Expenses:
General and administrative	58,164	69,288	163,755	124,414
Total general and administrative expenses	58,164	69,288	163,755	124,414
(Loss) from Operations	(21,650)	(61,035)	(106,671)	(108,585)

Other Income (Expense):
Interest and other income	173	1	204	1
Interest (expense)	(17,006)	(2,409)	(32,570)	(6,113)
Total other income (expense)	(16,833)	(2,408)	(32,366)	(6,112)
(Loss) before Income Taxes	(38,483)	(63,443)	(139,037)	(114,697)
Provision (Benefit) for Income Taxes	-	-	-	-
Net (Loss)	(38,483)	(63,443)	(139,037)	(114,697)
Comprehensive (Loss):
Israeli currency translation	(29,663)	7,156	(80,410)	3,690
Total Comprehensive (Loss)	$(68,146)	$(56,287)	$(219,447)	$(111,007)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding During the Periods- Basic and Diluted	220,534,110	200,078,110	220,534,110	200,078,110

The accompanying notes to financial statements are
An integral part of these statements.

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30 2008, AND 2007
(Unaudited)

	2008	2007
Operating Activities:
Net (loss)	$(139,037)	$(115,292)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	16,222	4,819
Changes in net assets and liabilities-
Accounts receivable	14,581	(3,252)
Prepaid expenses	(657)	-
Deposits	(982)	(749)
Accounts payable - Trade	22,134	6,558
Accrued liabilities	43,806	7,596
Net Cash (Used in) Operating Activities	(43,933)	(100,320)

Investing Activities:
Purchases of and adjustments to property and equipment	(18,794)	(12,498)
Net Cash (Used in) Provided by Investing Activities	(18,794)	(12,498)

Financing Activities:
Proceeds from long-term debt	(122,781)	117,546
Payment on long-term debt	-	(11,717)
Proceeds from (offset to) bank overdrafts	(14,149)	20,828
Notes payable	131,114	10,122
Due to related parties	145,841	(29,503)
Net Cash Provided by Financing Activities	140,025	107,276
Effect of Exchange Rate Changes on Cash	(80,410)	4,287
Net Increase (Decrease) in Cash	(3,112)	(1,255)

Cash - Beginning of Period	16,666	9,676
Cash - End of Period	$13,554	$8,421

The accompanying notes to financial statements are
an integral part of these statements.

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2008, AND 2007
(Unaudited)

Supplemental Disclosures of Cash Flow Information:
	2008	2007
Cash paid during the periods for:
Interest	$5,366	$6,113
Income taxes	$-	$-

Supplemental Information of Noncash Investing and Financing Activities:

On August 14, 2007, the Company entered into a Stock Purchase Agreement with Columbus - Israel, and issued 200,000,000 shares of its common (post reverse split) for all of the issued and outstanding capital stock of Columbus - Israel (1,000 shares of common stock). Immediately following the completion of the Stock Purchase Agreement transaction, the Company had 200,082,749 shares of its common stock outstanding. At that time, Mr. Tsvika Friedman, the sole Director and officer of Columbus - Israel, owned 200,000,000 shares of the Company's common stock, or 99.9 percent of the then issued and outstanding common stock of Columbus – USA, and had voting control. Through this process Columbus – Israel is considered to have acquired Columbus – USA by a reverse merger. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Columbus – Israel and Columbus – USA brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

On September 20, 2007, the Company issued 10,228,000 shares of its common stock for the conversion of a convertible debenture issued, and accrued interest of $1,948, to a third-party entity by Columbus – Israel. As of September 3, 2007, the convertible debenture was in default. The value of the common stock issued was $91,948.

On September 25, 2007, the Company issued 10,228,000 shares of its common stock for the conversion of a convertible debenture issued, and accrued interest of $2,071, to a third-party entity by Columbus – Israel. As of September 3, 2007, the convertible debenture was in default. The value of the common stock issued was $92,071.

On August 13, 2007, the Company issued a promissory note in the amount of $250,000, to a related party, in connection with the reverse merger.

The accompanying notes to financial statements are
an integral part of these statements.

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)
(1) Summary of Significant Accounting Policies

 Organization and Basis of Presentation

Columbus Geographic Systems (GIS) Ltd. (“Columbus – USA” or the “Company”) is a Nevada corporation which provides Geographic Information System (“GIS”) and navigation software applications for the civilian arena. The accompanying financial statements of Columbus – USA were prepared from the accounts of the Company under the accrual basis of accounting in United States dollars. In addition, the accompanying financial statements reflect the completion of a reverse merger between Columbus – USA and Columbus Geographic Systems Ltd., an Israeli corporation (“Columbus – Israel”), which was effected on August 14, 2007.

From October 12, 2006, to August 14, 2007, the date of completion of the reverse merger, Columbus – USA was considered as being in the development stage, and had not commenced principal operations. From January 1, 2004, through October 11, 2006, the Company was considered a dormant corporation with no assets or operations. It was incorporated under the laws of the State of Nevada on February 2, 1998, under the name of Valance 9 Development, Inc. On April 17, 1998, the Company’s Articles of Incorporation were amended. The purpose of the amendment was to change the name of the Company from Valance 9 Development, Inc. to Valence 9 Development, Inc. On August 27, 1999, pursuant to an Acquisition Agreement, the Company changed its name to New Cinema Partners. Effective September 19, 2002, the Company again changed its name to Witnet International, Inc. Further, on December 31, 2003, the Company changed its name to KSIGN International, Inc. Lastly, in connection with the reverse merger described above, on August 16, 2007, the Company changed its name to Columbus Geographic Systems (GIS) Ltd. From January 1, 2004, through December 31, 2005, the Company went from an operating entity, publicly traded on the OTC Bulletin Board, to an entity with no assets, liabilities, revenues, or operations.

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

Columbus – Israel was incorporated in Israel on March 18, 2004. The Company originally began producing and selling GIS and navigation solutions for military operations. Using this gained expertise, the Company changed its focus to the civilian market in Israel. GIS software applications are tools that allow geographic information to be accessed, transferred, transformed, overlaid, processed, and displayed quickly and efficiently. Columbus – Israel has launched three main product categories which generate revenues: Ranger, SmartView, and AirView. Ranger is navigation software focusing on GPS, location-based mapping, navigation, and information solutions for the off-road environment. SmartView offers a wide array of solutions to businesses, agriculture, surveys, and homeland-security and government agencies. AirView is an aerial GIS application for military and civilian aircraft operating in complex or threatening environments.

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Given that Columbus – Israel is considered to have acquired Columbus – USA by a reverse merger through a Stock Purchase Agreement (see Note 4), and its stockholder currently has voting control of Columbus – USA, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of June 30, 2008, and 2007, and the operations for the three-months and six-months ended June 30, 2008, and 2007, of Columbus – Israel under the name of Columbus – USA. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Columbus – Israel and Columbus – USA brought forward at their historical bases. The costs associated with the reverse merger are expensed as incurred.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2008, and for the three-month and six-month periods ended June 30, 2008, and 2007, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as June 30, 2008, and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 2008, and 2007. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of December 31, 2007, in its Annual Report on Form 10-KSB filed with the SEC for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

 Accounts Receivable

Accounts receivable consist of amounts due from customers, employees, and related parties. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of June 30, 2008, and 2007, an allowance for doubtful accounts of $4,039, and $3,537, respectively, was deemed necessary. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
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

Upon disposition of an asset, its cost and related accumulated depreciation or amortization is removed from the accounts, and any resulting gain or loss is recognized.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the six months ended June 30, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
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

 Advertising and Promotion Costs

Advertising and promotion costs are charged to operations when incurred. For the six-months ended June 30, 2008, and 2007, advertising and promotion costs amounted to $5,968 and $0, respectively.

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the six-months ended June, 2008, and 2007, the only components of comprehensive (loss) were the net (loss) for the periods, and the foreign currency translation adjustments.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2008, and 2007, the Company’s financial instruments approximated fair value to do the nature and maturity of such instruments.

 Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2008, and revenues and expenses for the three months and six months ended June 30, 2008, and 2007. Actual results could differ from those estimates made by management.

(2) Going Concern

During the six-months ended June 30, 2008, and 2007, and subsequent thereto, the Company continued its operations, and through August 2007, its reverse merger, debenture, and other debt issuance activities. Subsequent to August 14, 2007, the effective date of the reverse merger between Columbus – USA and Columbus – Israel, the Company pursued its operations and business expansion activities with the proceeds provided from convertible debentures and other debt.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses, and had negative working capital as of June 30, 2008. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)
(3) Long-term Debt

The Company has certain loans and bank arrangements to fund its operations in Israel which are described as follows:

2008
Bank loan, monthly payments through
June 28, 2009; interest at 5.74% per
annum; secured	$22,002

Loan from related party; 10% of principal due
July 15, 2007; 14 monthly payments
commencing November 1, 2007; interest
at 8.56% per annum; unsecured	94,317

Promissory note due to a related party;
principal due on February 13, 2009; interest at 9.0% per annum; unsecured	250,000
366,319
Less - Current portion	(366,319)
Long-term portion	$-

Future minimum long-term debt payments required are as follows:

Year ending June 30,	Amount

2008	$366,319
2009	-
Total	$366,319

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

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

On March 16, 2007, the Company affected a 2,000-for-1 reverse stock split of its common stock. As a result, all amounts of common stock have been restated to reflect this reverse stock split.

Effective August 14, 2007, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the sole stockholder of Columbus- Israel, whereby Columbus – USA acquired all of the issued and outstanding capital stock of Columbus – Israel (1,000 shares) in exchange for 200,000,000 shares of common stock (post-reverse split) of the Company. The common stock of the Company has a par value of $0.0001 per share. As a result of the Stock Purchase Agreement, the stockholder of Columbus – Israel controls the Company, and Columbus – Israel has been determined to have effected a reverse merger for financial reporting purposes as of the date of the Stock Purchase Agreement. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of the Company and Columbus – Israel brought forward at their historical bases. As a result of the Stock Purchase Agreement, no finders’ fees were paid, and no compensation was accrued or paid, directly or indirectly. In addition, as a result of the Stock Purchase Agreement, the Company adopted and assumed all of the undertakings of Columbus – Israel under the Convertible Debenture, Warrant, and Lock Up Agreements.

On September 3, 2007, the Company did not repay the amounts due on the Debentures, and was in default. As a result, two holders of the Debentures converted a total of $180,000 in Debenture debt, plus accrued interest, into a total of 20,456,000 shares (10,228,000 shares for each) of common stock of the Company, par value $0.0001. As of August 14, 2008, the Company continued in default on the remaining three Debentures.

(5) Related Party Transactions

As described in Note 6, on July 3, 2007, Columbus – Israel entered into a loan agreement with its Director and sole stockholder. The loan consolidated prior loans by the Director and stockholder to the Company. The loan was for $71,544. The terms and conditions of the loan agreement required Columbus – Israel to pay $36,120 by the end of July, 2007, and monthly payments of $2,408 beginning on January 1, 2008, plus interest. Interest is computed using the base index of the Israeli general price index as of July 1, 2007, plus annual interest of 4.0%. As of September 31, 2007, the balance had been repaid in full to the Director and stockholder.

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

As described in Note 6, on July 3, 2007, Columbus – Israel entered into a loan agreement with Rock Wings, Ltd. (“Rock Wings”), a related party entity. Columbus – Israel borrowed $116,703 from Rock Wings at an interest rate of 8.56%. An initial payment of $11,410 was due on July 15, 2007, and was paid by the Company. The remaining amount of the loan was to be repaid in 14 monthly installments of $7,520 commencing on November 1, 2007. In addition to the monthly payment of principal, Columbus – Israel is also obligated to pay the interest accrued on the remaining principal of the loan amount. Subsequently, the loan agreement was amended such that the monthly payments will begin on January 1, 2008, with 12 monthly installments of $8,774.

As described in Note 6, on August 13, 2007, the Company issued a promissory note in the amount of $250,000 to a former Director of the Company, in connection with expenses of the reverse merger. The promissory note bears interest at nine percent per annum, is unsecured, and has a due date of February 13, 2009.

As described in Note 6, on July 3, 2007, Columbus – Israel entered into an Employment Agreement with its president (who is also the President, Director, and majority stockholder of Columbus – USA) for his services as Chief Executive Officer. The Employment Agreement provides for a monthly salary of approximately $6,195, and, among various employee benefits, a pension fund, severance fund, and the use of a company cellular telephone and automobile. The Employee Agreement further provides that a bonus may be negotiated between the parties at the earlier of (i) six months after the date of the Agreement; and (ii) the Company executing a single business transaction that will bring gross revenues to the Company which exceeds approximately $100,000. The Employment Agreement may be cancelled by either party upon 30 days notice.

As described in Note 6, on April 1, 2008, Columbus – USA entered into a loan agreement with DEF Holdings Corp. (“DEF Holdings”), a related party entity, for $122,539. The loan bears interest at 10 percent per annum, is unsecured, and has a due date of June 30, 2008. As of August 14, 2008, the Company had not repaid the loan and was in default.

As of June 30, 2008, the Company owed to a Director and stockholder $28,075 that he loaned to the Company. The loan was provided for working capital purposes, is unsecured, non-interest bearing, and has no terms for repayment.

(6) Commitments and Contingencies

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

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

On July 3, 2007, Columbus – Israel issued to five separate non-affiliated subscribers Convertible Debentures (the “Debentures”) for cash proceeds in the aggregate of $440,000. The Debentures carry an interest rate of 10 percent per annum, and were due on September 3, 2007, unless otherwise paid to the holders, or converted into shares of common stock. The holders of the Debentures were able, upon call, to receive shares of common stock of Columbus – Israel at an exercise price of $1,760 per share, for a total of 250 shares for the entire principal amount.

On July 3, 2007, Columbus – Israel also issued to the holders of the Debentures warrants to purchase a total of 32 shares of common stock of Columbus – Israel at the price per share of $15,625, for aggregate proceeds of $500,312.50, subject to certain adjustments. The warrants may be exercised over a period of seven years.

On July 3, 2007, as a condition of issuing the Debentures, Columbus – Israel and its sole stockholder entered into Lock Up Agreements whereby they agreed to refrain from issuing any common or other stock, options, warrants, or any other security exercisable or convertible into shares of common or other stock for a period of 18 months after the earlier of: (i) the date that Columbus – Israel has registered the shares to be issued to the Debenture holders as free trading on a recognized stock exchange; or (ii) the date that Columbus – Israel has effected a reorganization such that the Debentures have been adopted by a corporation the shares of which are publicly traded on a recognized stock exchange.

On July 3, 2007, Columbus – Israel entered into a loan agreement with Rock Wings, Ltd. (“Rock Wings”), a related party entity. Columbus – Israel borrowed $106,983 from Rock Wings at an interest rate of 8.56%. An initial payment of $10,460 was due on July 15, 2007, and was paid by the Company. The remaining amount of the loan was to be repaid in 14 monthly installments of $7,642 commencing on November 1, 2007. In addition to the monthly payment of principal, Columbus – Israel is also obligated to pay the interest accrued on the remaining principal of the loan amount. Subsequently, the loan agreement was amended such that the monthly payments began on January 1, 2008, with 12 monthly installments of $8,044.

On July 3, 2007, Columbus – Israel entered into a loan agreement with its Director and sole stockholder. The loan consolidated prior loans by the Director and stockholder to the company. The loan was for $71,544. The terms and conditions of the loan agreement required Columbus – Israel to pay $36,120 by the end of July, 2007, and monthly payments of $2,408 beginning on January 1, 2008, plus interest. Interest is computed using the base index of the Israeli general price index as of July 1, 2007, plus annual interest of 4.0%. As of December 31, 2007, the loan had been repaid in its entirety.

On July 3, 2007, Columbus – Israel entered into an Employment Agreement with its president (who is also the President, Director, and majority stockholder of Columbus – USA) for his services as Chief Executive Officer. The Employment Agreement provides for a monthly salary of approximately $6,195, and, among various employee benefits, a pension fund, severance fund, and the use of a company cellular telephone and automobile. The Employee Agreement further provides that a bonus may be negotiated between the parties at the earlier of (i) six months after the date of the Agreement; and (ii) the Company executing a single business transaction that will bring gross revenues to the Company which exceeds approximately $100,000. The Employment Agreement may be cancelled by either party upon 30 days notice.

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

On August 13, 2007, the Company issued a promissory note in the amount of $250,000 to a former Director of the Company, in connection with expenses of the reverse merger. The promissory note bears interest at nine percent per annum, is unsecured, and has a due date of February 13, 2009.

On September 3, 2007, the Company did not repay the amounts due on the Debentures, and was in default. As a result, two holders of the Debentures converted a total of $180,000 in Debenture debt, plus accrued interest, into a total of 20,456,000 shares (10,228,000 shares for each) of common stock of the Company, par value $0.0001. As of August 14, 2008, the Company continued in default on the remaining three Debentures.

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

On March 28, 2008, the Company was approved to be a part of the Hewlett-Packard (“HP”) Developer & Solution Partner Program (“DSPP”). DSPP allows for the Company to utilize HP’s experience and knowledge to assist with the Company’s solution lifecycle. The Company is allowed to participate through DSPP in an equipment program, development and technical support, and marketing and sales support.

As of June 30, 2008, the Company owed to a lender and a stockholder $122,539 that was loaned to the Company. The loan was provided for working capital purposes, is unsecured, bears an interest rate of 10%, and was due in full, including accrued interest, on June 30, 2008. As of June 30, 2008, the Company had not repaid the loan and was in default.

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

(7) Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, FASB No. 161 requires:

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

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

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

COLUMBUS GEOGRAPHIC SYSTEMS (GIS) LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

ITEM – 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Where you can find us
Our principal offices are located at POB 47, Timorim 79860, Israel.

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

Revenues-

For the three months ended June 30, 2008, the Company recognized $46,145 in revenues compared to $19,,641 for the same period in 2007, which resulted in an overall increase of $26,504, or 134.9%. The overall increase in revenues resulted primarily from an increase in product sales.

Cost of Goods Sold-

Cost of goods sold amounted to $9,631 compared to $11,388 for the same period in 2007, resulting in a decrease of $1,757, or 15.4%. The decrease was primarily attributed to decreases in salaries and wages, offset against an increase in depreciation.

General and Administrative Expenses-

General and administrative expenses decreased from $69,288 in 2007, to $58,164 for the same period in 2008, resulting in an overall decrease of $11,124, or 16.1%. The increase was primarily attributed to increases in office and supply expenses, salaries and wages, professional fees, telephone and communications expenses, vehicle expenses, and depreciation expense, offset by realized foreign exchange gains.

Other Income (Expense)-

Other income (expense) for the three months ended June 30, 2008 amounted to an expense of $16,833, from an expense of $2,408 for the same prior period in 2007. The increase in expense of $14,425 or 599.0% was primarily attributable to an increase in interest expense of $14,597 related to the Company’s convertible notes and other debt offset by an increase in interest income of $172.

Net (Loss)-

Net (Loss) for the three months ended June 30, 2008 went from net (loss) of $63,433 in 2007 to a net loss of $38,483. The decrease in the loss of $24,960, or 39.3%, was due to the net impact of the items described previously in 2008.

Comprehensive Income (Loss)-

Comprehensive income (loss) for the three months ended June 30, 2008, decreased from comprehensive income of $7,156 in 2007 to comprehensive loss of $29,663 in 2008, for an overall increase of the loss of $36,819 or 514.5%. The decrease was due primarily to the business activities described above and fluctuations in Israeli currency.

Weighted Average Number of Shares Outstanding-

The weighted average number of common shares outstanding increased from 200,078,110 in 2007 to 220,534,110 in 2008. The increase was primarily due to transactions that were completed involving our common stock.

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

Revenues-

For the six months ended June 30, 2008, the Company recognized $77,271 in revenues compared to $35,806 for the same period in 2007, which resulted in an overall increase of $41,465, or 115.8%. The overall increase in revenues resulted primarily from an increase in product sales.

Cost of Goods Sold-

Cost of goods sold amounted to $20,187 compared to $19,977 for the same period in 2007, resulting in an increase of $210, or 1.1%. The increase was primarily attributed to an increase in depreciation.

General and Administrative Expenses-

General and administrative expenses increased from $124,414 in 2007, to $163,755 for the same period in 2008, resulting in an overall increase of $39,341, or 31.6%. The increase was primarily attributed to increases in office and supply expenses, salaries and wages, professional fees, telephone and communications expenses, vehicle expenses, and depreciation expense, offset by realized foreign exchange gains.

Other Income (Expense)-

Other income (expense) for the six months ended June 30, 2008 amounted to an expense of $32,366, from an expense of $6,112 for the same prior period. The increase of $26,254 or 429.5% was primarily attributable to an increase in interest expense of $26,457 related to the Company’s convertible notes and other debt offset by an increase in interest income of $203.

Net (Loss)-

Net (Loss) for the six months ended June 30, 2008 went from net (loss) of $114,697 in 2007 to a net loss of $139,037 in 2008. The increase in the loss of $24,340, or 21.2%, was due to the net impact of the items described previously in 2008.

Comprehensive Income (Loss)-

Comprehensive income (loss) for the six months ended June 30, 2008, increased from comprehensive loss of $111,007 in 2007 to a comprehensive loss of $219,447 in 2008, for an overall increase of the loss of $108,440 or 97.7%. The decrease was due primarily to the business activities described above and fluctuations in Israeli currency.

Weighted Average Number of Shares Outstanding-

The weighted average number of common shares outstanding increased from 200,078,110 in 2007 to 220,534,110 in 2008. The increase was primarily due to transactions that were completed involving our common stock.

Liquidity and Capital Resources

For the six months ended June 30, 2008, the Company used net cash in operating activities of $43,933, compared to net cash used in operating activities of $100,320 for the same period in 2007. The use of cash in operating activities was primarily experienced by the net (loss) for the period of $139,037, increases in prepaid expenses, and deposits, offset by accrued interest, depreciation, accounts payable - trade, and accrued interest.

For the six months ended June 30, 2008, the Company used $18,794 in investing activities for the purchase of and adjustments to property and equipment, compared to $12,498 for the same period in 2007.

For the six months ended June 30, 2008, the Company experienced net cash provided from investing activities of $140,025 compared to $107,276 for the same period in 2007. The increase in net cash provided by investing activities was primarily attributable to the proceeds from the issuance of debt, offset by the repayment of notes payable and a decrease in bank overdrafts in 2008.

As of June 30, 2008, the Company had cash and cash equivalents of $13,554, and negative working capital of $766,466. In order for the Company to realize its Business Plan, it will be required to raise additional cash resources through debt and equity formation transactions in the near term.

GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained losses of $139,037 and $114,697 for the six-month periods ended June 30, 2008, and 2007. The Company had an accumulated deficit of $1,060,129, and cash resources of $13,554 as of June 30, 2008. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts.

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
For the six months ended June 30, 2008, we incurred a net loss of $139,037. As of that same date, we had an accumulated deficit of $1,060,129. We expect to continue to incur losses for at least the next six months.  Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

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
We are organized under the laws of Nevada. Therefore, our stockholders are able to effect service of process in the United States upon us. However, our directors and almost all of our operating assets are located outside the United States in the State of Israel. As a result, it may not be possible to effect service of process upon our Directors in the State if Israel, nor may it be possible to enforce judgments of United States courts against these directors or our assets. Any judgments of United States courts against our directors residing in the State of Israel will have to be domesticated in the State of Israel in accordance with Israeli law. Original actions or actions for enforcement of judgments of United States courts predicated solely upon the laws of the United States, including the United States federal securities laws, may not be enforceable in the State of Israel. In addition, awards of punitive damages in actions brought in the United States or elsewhere may not be enforceable in the State of Israel.

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

While the functional currency of our operating subsidiaries is the Israeli Shekel, we report in U.S. dollars. In preparing our financial statements, the revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. The assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity. The amount of such gain or loss will depend in changes in the exchange rate between the Shekel and the U.S. dollar and the composition of our assets and liabilities in Israel. If the U.S. dollar increases in value against the Shekel, the amount reported in U.S. dollars for assets, liabilities, revenues, and expenses originally recorded in the Israeli Shekel decreases. Conversely, if the U.S. dollar decreases in value against the Israeli Shekel, the amount reported in U.S. dollars for assets, liabilities, revenues, and expenses originally recorded in the Shekel will increase.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Columbus Geographic Systems (GIS) Ltd. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on August 18, 2008.

Columbus Geographic Systems (GIS) Ltd.

By:	/s/ Tsvi Friedman
Tsvi Friedman, President/CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on August 18, 2008.

Signature	Title	Date

/s/ Tsvi Friedman,	President/Chief Executive Officer	August 18, 2008
Tsvi Friedman	and Chief Financial Officer and Director